Form 10KSB
period 2005-12-31
LEGACY COMMUNICATIONS CORP
filed 2006-03-31
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 (“Fiscal 2005”)

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ____________

Commission File Number 333-125907

LEGACY COMMUNICATIONS CORPORATION (Name of Small Business Issuer in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	87-0579824 (IRS Employer Identification No.)

210 North 1000 East St. George, UT (Address of Principal Executive Offices)	84770 (Zip Code)

(435) 628-1000 (Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer’s revenues for its most recent fiscal year were $79,474.

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $1,779,318.

As of March 30, 2006, there were outstanding 17,474,172 shares of the registrant’s common stock.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

LEGACY COMMUNICATIONS CORPORATION

PART I
Item 1.  Description of Business.

Legacy Communications Corporation was incorporated in Nevada on September 23, 1997. Our principal source of revenue and profits is from the purchase, development and resale of AM and FM radio broadcast facilities or the rights to construct or operate radio broadcast facilities. Some of the radio stations we sell are developed by us by applying for and receiving construction permits and broadcast licenses directly from the Federal Communications Commission (the “FCC”). Other radio stations are purchased by us from others that have received the construction permits or broadcast licenses from the FCC but who may be unable to realize the value of the permit or license because of inadequate financing, inability to complete construction or other factors. We undertake to develop or upgrade the facilities necessary to realize the value of the construction permit or broadcast license granted by the FCC, improve audience share through programming changes, and increase profitability by implementing management and systems improvements. We then resell the radio station. We may sell a radio station at any point during the permitting, construction or operation process, depending on when we believe it will generate the greatest return on our investment and when we locate a suitable purchaser. As a result, we may operate radio stations we develop or own for a period of time but we do not generate significant revenue or profit from station operations.

Construction Permits for AM Stations

The right to construct a new AM radio broadcast facility (a “construction permit”) is granted according to an auction process managed by the FCC. Any interested person may submit a proposal (a “short-form expression of interest”) to participate in an auction. The short-form expression of interest will contain information about the ownership structure of the applicant and a description of the broadcast licenses on which the applicant wishes to bid. If there are no competing proposals for the same licenses, the short-form expression of interest is granted “singleton” status and, if the technical parameters of the proposal are in accordance with the FCC rules, the proponent will be permitted to submit a complete technical proposal (a “long-form application”) for the license. The long-form application will include the various engineering parameters of the proposed radio station. If, however, there are other proposals for the same or nearby frequencies, the proposal will not be granted “singleton” status. The FCC may, in limited circumstances, permit all parties with competing proposals to resolve conflicts by settlement. If the proponents are unable to resolve the conflicts by settlement among themselves, the FCC will select one or more proposals to submit long-form applications either by determination of which proposals best serve the public interest or through successive rounds of bidding for the frequency.

If a long-form application is acceptable to the FCC and meets the technical requirements necessary to insure that the new broadcast facility will not interfere with other broadcasts, the FCC issues a construction permit authorizing the construction of the radio station according to the technical description contained in the long-form application. The person that is awarded and then owns, the construction permit is sometimes referred to as the “permitee”. Construction permits have a finite term (i.e., three years) within which construction must be completed and the permitee must apply for a license to operate a broadcast facility. The construction permit will terminate automatically if the permitee fails to complete the construction of the specified broadcast facility and apply for a broadcast license within the specified time.

Construction Permits for FM Stations

The right to construct a new FM radio broadcast station is also granted according to an auction process managed by the FCC. However, FM construction permits are awarded exclusively through successive rounds of bidding for the frequency.

Available FM frequencies are established in advance, by submitting a petition to the FCC to add a particular frequency in a particular community (an “FM allotment”). The party submitting the highest bid in the auction for an FM allotment must remit to the FCC 20% of its bid within 10 days after the close of the auction and must file a long-form application within 30 days after the close of the auction. The balance of the bid price is due after the FCC determines that it will grant the construction permit for the FM allotment.

Construction Requirements

Construction of a radio station involves the selection and installation of broadcasting equipment meeting the requirements of the construction permit, and the procurement of a suitable transmitter and antenna. The cost of constructing new facilities or upgrading existing facilities varies widely according to the size and power of the radio station, the cost of land in the community of license, and the availability of construction trades.

Usually the most critical element of radio station construction is the location and procurement of a suitable transmitter-tower site or the lease of space on an existing multi-transmitter tower. AM radio station tower sites are generally located within the community of license, where there exists suitable soil conductivity for the ground system. FM radio station tower sites are usually located at the highest point possible for which there is good line-of-sight to the community of license. Transmitter-tower sites require easy access for building and maintenance and utility services such as electricity and telephone service. Offices, studios and other facilities necessary for a radio station may be located at the site of the transmitter tower or remotely and may be owned or leased by the radio station.

Broadcast Licenses

Upon completion of a broadcast facility in accordance with the construction permit, the owner of a radio station may apply to the FCC for a license (a “broadcast license”) to broadcast a radio signal in accordance with the limitations of the construction permit. The owner may also apply for temporary authority to conduct broadcast operations in accordance with the limitations of the construction permit as a test of the facility (“program test authority”) pending the issuance of a broadcast license. The owner of a broadcast license is sometimes referred to as a “licensee”.

Once issued, broadcast licenses continue in effect for eight years and may be renewed four months prior to the expiration of the previous license by application to the FCC. Petitions to deny license renewals can be filed by interested persons, including members of the public. These petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that the renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a substantial and material question of fact as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet various requirements and that no mitigating factors justify the imposition of a lesser sanction, the FCC may deny a license renewal application. If there are no violations of FCC rules and regulations during the previous license term, the license renewal application is generally granted within four months of renewal filing.

Transfers or Assignments of Permits and Licenses

The Communications Act prohibits the assignment of construction permits and broadcast licenses or a change in control of the owner of a construction permit or broadcast license without the prior approval of the FCC. In determining whether to grant approval, the FCC considers a number of factors pertaining to the current owner and the proposed new owner, including:

o	compliance with the various rules and policies limiting common ownership of media properties in a given market;

o	the “character” of the proposed new owner and those persons that have significant or “attributable” interests in the new owner; and

o	compliance with the Communications Act’s limitations on alien ownership, as well as compliance with other FCC regulations and policies.

The new owner of a construction permit or broadcast license must apply to the FCC for approval. If the application involves a “substantial change” in ownership or control, the application must be placed on public notice for not less than 30 days during which time interested persons, including listeners, advertisers and competitors, may file petitions to deny or other objections against the application. Informal objections to assignment and transfer of control applications may be filed at any time up until the FCC acts on the application. Once the FCC staff grants an application, interested persons may ask the FCC to reconsider its grant or the FCC may reconsider its grant on its own motion for 40 days. If the application does not involve a “substantial change” in ownership or control, it is a “pro forma” application. The “pro forma” application is nevertheless subject to having informal objections filed against it. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of the broadcast license to any person other than the person specified in the application.

Transactions and Current Holdings

Since our inception, we have participated in the following transactions:

o
Acquisition on March 25, 1998 of radio stations KNFL(FM), 104.9 MHz, Tremonton, UT, KNUC(FM), 103.9 MHz, Smithfield, UT, KZEZ(FM), 99.9 MHz, St. George, UT, KSGI(AM), 1450 kHz, St. George, UT, KFMD(FM), 95.7 MHz, Delta, UT, a multi-user communication transmitter tower, and a construction permit for radio station KMGR(FM), 97.5 MHz, Richfield, UT for 4,250,085 shares of our common stock. Of the total, 3,854,690 shares were issued to Mr. Morgan E. Skinner, Jr., a related party, and 395,395 shares were issued to unrelated parties. The stockholders originally acquired these assets for approximately $200,100 and the stock was valued at $200,100 based on our net book value after giving effect to the transaction.

o	Purchase of radio station KOHO(AM), 1170 kHz, Honolulu, HI, on April 27, 1999 for $105,000.

o	Sale of the construction permit for radio station KMGR(FM), 97.5 MHz, Richfield, UT, on June 30, 2001 for $250,000.

o	Sale of radio station KNUC(FM), 103.9 MHz, Smithfield, UT, on February 4, 2002 for $735,000.

o	Sale of radio station KNFL(FM), 104.9 MHz, Tremonton, UT, on June 7, 2002 for $1.75 million.

o
Acquisition on January 7, 2003 of radio stations KUPA(AM), 1370 kHz, Pearl City, HI, KPTO(AM), 1440 kHz, Pocatello, ID, KNFL(AM), 1470 kHz, Tremonton, UT, KACE(AM), 1350 kHz, Fillmore, UT, and KENT(AM), 1400 kHz, Parowan, UT, and a construction permit for KBET(AM), 790 kHz, Winchester, NV, from the Bate Family Trust, Jeffrey B. Bate, Trustee, for 1,750,000 shares of our common stock and approximately $300,000 in cash, minus expenses paid by the Company. The Bate Family Trust is a related party and originally acquired the radio stations for approximately $65,000. The stock was valued at $500 based on its par value since the net book value per share after this transaction was less than par value per share.

o	Sale of radio station KFMD(FM), 95.7 MHz, Delta, UT, on August 31, 2003 for $1.25 million.

o	Sale of radio station KOHO(AM), 1170 kHz, Honolulu, HI, on May 28, 2004 for $500,000.

o	Sale of radio station KZEZ(FM), 99.9 MHz, St. George, UT, and KSGI(AM), 1450 kHz, St. George, UT, and a multi-user communication transmitter tower site on July 31, 2004 for $2.10 million.

o
Purchase of a three-year option to acquire radio station KACE(AM), 1310 kHz, Birch Tree, MO, on March 3, 2004 for $5,000. If exercised, we will acquire the radio station for an aggregate purchase price of $10,000, of which $5,000 has been paid.

o	Purchase of radio station KITT(FM), 100.1 MHz, Soda Springs, ID, on August 3, 2004 for $237,500.

o	Purchase for $6,000 of an option to acquire four long-form applications filed by Eastern Sierra Broadcasting for an aggregate purchase price of $68,000, of which $6,000 has been paid.

We currently own the following radio stations that are engaged in broadcast operations either under a broadcast license or a program test authority:

o	KENT(AM), 1400 kHz, Parowan, UT.

o
KUPA(AM), 1370 kHz, Pearl City, HI. This radio station is subject to an agreement to sell the radio station for $675,000. The change in ownership has been approved by the FCC and a closing for this transaction is expected on or before March 31, 2006.

o	KITT(FM), 100.1 MHz, Soda Springs, ID. We have granted an option to purchase and have an option to sell this radio station for $1.0 million that expires on June 30, 2006.

o	KPTO(AM), 1440 kHz, Pocatello, ID. We have granted an option to purchase and have an option to sell this radio station for $500,000 that expires on June 30, 2006.

o	KNFL(AM), 1470 kHz, Tremonton, UT.

We currently hold a construction permit for and are engaged in the construction of the following radio station:

o
KBET(AM), 790 kHz, Winchester, NV. We have granted an 18-month option to purchase this radio station for up to $2,500,000, subject to adjustment for one-half of any savings in the actual costs incurred in construction.

We have applied for the following AM broadcast permit that has been granted singleton status and have submitted the requisite long-form applications:

o	Santa Clara, UT (St. George market) - 1490 kHz.

We have applied for the following AM broadcast licenses that have been determined to have conflicts with other applications and which have been assigned to conflict groups for resolutions:

o
Middletown, ID (Boise market) - 1400 kHz. We have entered into settlement agreements with all competing applicants that provide for issuance of a construction permit to us. The settlement agreements were filed with the FCC on October 31, 2005.

o	Beaver, UT - 1230 kHz. We have filed documents with the FCC that show our short-form indication of interest should be accepted under the applicable auction rules.

o
Mililani, HI (Honolulu market) - 1230 kHz. We have entered into settlement agreements with all competing applicants that provide for issuance of a construction permit to us. The settlement agreements were filed with the FCC on October 31, 2005.

o	Santa Clara, UT (St. George market) - 1290 kHz. We have filed documents with the FCC that show our short-form indication of interest should be accepted under the applicable auction rules.

o	Mesquite, NV 1250 kHz. We have filed documents with the FCC that show our short-form indication of interest should be accepted under the applicable auction rules.

Pending Transactions

We have entered an Asset Purchase Agreement dated July 15, 2005 and amended October 24, 2005 to purchase the assets of radio station KYFO(AM), 1490 kHz, Ogden, UT from Bible Broadcasting Network, Inc. for $540,000. The closing of this transaction is expected to occur on or before March 31, 2006.

We have signed an Asset Purchase Agreement dated June 25, 2005 to sell KUPA(AM), 1370 kHz, Pearl City, HI to Broadcasting Corporation of America for $650,000. The FCC approved the assignment August 18, 2005. The Asset Purchase Agreement was amended on October 3, 2005 to increase the purchase price to $675,000, and delay the closing until February 17, 2006 to permit renewal of the broadcast license before closing, which was granted on January 25, 2006. The buyer is in breach of the Asset Purchase Agreement as amended but is expected to cure the deficiency on or before March 31, 2006.

We have signed an option agreement dated March 3, 2005 providing that Lakeshore Media, LC has an option to purchase and we have an option to sell KPTO(AM), 1440 kHz, Pocatello, ID and KITT(FM), 100.1 MHz, Soda Springs, ID for an aggregate purchase price of $1.5 million. The agreement was amended on September 27, 2005 to provide an additional down payment of $50,000 on or before February 28, 2006 and to extend the option period until June 1, 2006 to allow us and Lakeshore Media to seek FCC approval to relocate one of the stations. The closing is required to occur before August 15, 2006, subject to receipt of FCC consent to the sale of the radio stations. The options are not subject to FCC consent to relocate the radio station. As of December 31, 2005 the purchaser has made deposits of $300,000 and has paid $79,474 in fees relating to this agreement. The purchaser is obligated to pay an additional down payment of $50,000 and $8,000 per month until the option is exercised.

On August 22, 2005, we granted an option to purchase KBET(AM), 790 kHz, Winchester, NV to Beasley Broadcasting Group, Inc. for up to $2.5 million. The total option price will be reduced by 50% of any reduction in the cost to complete the radio station below $650,000. Beasley has paid us $50,000 in non-refundable consulting fees and placed $200,000 of the option price in escrow with a third person. We are required to build the radio station and, upon receipt of authorization to begin broadcasting upon grant of Program Test Authority by the FCC, Beasley has 10 days within which to exercise its option. This option will expire if not exercised before February 22, 2007.

Competition

We operate in a highly competitive industry. We compete with large corporations that are engaged in both the development of radio stations and in operation of broadcast facilities and with other independent developers for the purchase or award of radio stations and construction permits. Many of these competitors have greater financial resources and name recognition than we do. We also compete with multi-station corporations and owners of independent local radio stations when we attempt to sell or dispose of our radio stations. Competition is based primarily on the scope of the broadcast licenses or construction permits that are involved, price and financing terms. We believe that our flexibility and ability to make purchase and sale decisions quickly, and our focus on smaller broadcast markets, are a significant advantages. In addition, the reputation of our principal stockholders and executive officers as purchasers of distressed and undeveloped properties makes it possible for us to negotiate purchases of construction permits and broadcast licenses before their availability becomes generally known.

The value of a radio station is primarily a function of the number of listeners in a particular broadcast area, the percentage of the listeners that are attracted to the station, and advertising revenues. Factors that are material to a radio station’s competitive position include management experience, the station’s audience rank in its local market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market area.

Although the radio broadcasting industry is highly competitive, the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities within that market. The FCC’s multiple ownership rules have historically limited the number of stations that may be owned or controlled by a single entity in a given market.

Technological Change

The radio broadcasting industry is also subject to technological change, evolving industry standards and the emergence of new media technologies. Several new media technologies have been or are being developed, including the following:

o	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers (both landline and wireless) and other digital audio broadcast formats;

o
satellite digital audio radio service, which has resulted in the introduction of two new subscriber-based satellite radio services with numerous channels and sound quality equivalent to that of compact discs;

o	in-band on-channel digital radio, which could improve the quality of existing AM and FM radio signals; and

o	low power FM radio, which has resulted in additional FM radio broadcast outlets that are designed to serve small, localized areas on a non-commercial basis.

A growing population, greater use of automobiles, and an increase in commuter times have contributed to the growth of new technologies for the delivery of entertainment and information, including the introduction of new technologies used in the car such as audio cassettes, compact discs, cellular telephones and satellite radio. Some of the new technologies, particularly digital satellite radio service, could compete with radio stations for consumers’ attention in the car and affect the value of the radio stations we develop.

Environmental

As the owner, lessee, or operator of radio properties and facilities, we are subject to various federal, state, and local environmental laws and regulations.  We are subject to RF (“radio frequency”) radiation regulations near AM, FM and TV broadcast antennas. In order to comply with these regulations, we perform routine maintenance on, and quarterly measurements of radiation near, our antennas. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures of funds.

Employees

We currently have three management and administrative employees, two of which are employed on a full-time basis. None of these employees are covered by a collective bargaining agreement. We consider our relations with our employees generally to be good.

Federal Regulation of the Broadcast Industry

Our construction, purchase, ownership, operation, and sale of radio broadcast facilities is regulated by the Federal Communications Commission (the “FCC”), which acts under authority derived from the Communications Act of 1934, as amended. Among other things, the FCC:

o	assigns frequency bands for broadcasting;

o	determines the particular frequencies, locations, operating powers and other technical parameters of broadcasting stations;

o	issues, renews, revokes and modifies station construction permits and operating licenses;

o	determines whether to approve changes in ownership or control of station construction permits and operating licenses;

o	regulates equipment used by stations; and

o	adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations.

The Communications Act of 1934, as amended, requires broadcasters to serve the public interest. Since 1981, the FCC has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of types of programming responsive to the needs of a station’s community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating responsiveness. Complaints from listeners concerning a station’s programming will be considered by the FCC when it evaluates the licensee’s renewal application, although listener complaints may be filed and considered at any time and must be maintained in the station’s public file.

Congress, the FCC or other federal agencies may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of radio stations, and affect our ability to acquire additional radio stations, finance acquisitions or sell our assets. These matters include:

o
changes in the FCC’s ownership rules and policies, including changes to the local radio ownership rules and the limitations on the cross-ownership of radio and other media proposals to increase regulatory fees or to impose spectrum use or other fees on FCC licensees;

o	technical and frequency allocation matters and changes to broadcast technical requirements;

o	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

o	proposals to restrict or prohibit the advertising of on-line casinos or on-line sports-betting services;

o	proposals to limit the tax deductibility of advertising expenses by advertisers;

o	restatement in revised form of FCC’s equal employment opportunity rules and revision to rules relating to political broadcasting; and

o	proposals to regulate or prohibit payments to stations by independent record promoters.

We cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

Risk Factors

Our poor financial condition raises substantial doubt about our ability to continue as a going concern. Our current cash resources are not sufficient to satisfy our expected cash requirements over the next 12 months. Our ability to continue as a going concern is dependent upon our ability to secure additional funding. We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders.  Additional financing may not be available to us on favorable terms, if at all.

We are dependent upon acquisition and sale of radio stations and the rights to construct or upgrade radio stations. We do not have significant revenue from the daily operation of radio stations and are dependent upon the periodic acquisition and sale of assets to fund our operations. Our business involves the opportunistic acquisition of broadcasting companies, radio station groups, individual radio stations, and rights issued by the FCC to construct or upgrade radio stations. This business involves numerous risks associated with buying and selling assets, including the availability of suitable acquisition candidates, construction delays relating to the construction or upgrade of existing stations, availability of funds to undertake the cost of acquisition and construction, and the limited number and willingness of potential purchasers. There can be no assurance our acquisitions will benefit our Company or that we will be able to dispose of the stations that we acquire at a profit if at all.

Regulatory restrictions on transfers of construction permits, broadcast licenses and radio stations may delay or prevent an acquisition or sale of a radio station. The acquisition and sale of radio stations requires FCC approval with respect to the transfer of the construction permit or broadcast license of the acquired station. Such acquisitions and sales may also be subject to approval by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Although we have not experienced any delays or limitations on our acquisitions or dispositions in the past, there can be no assurance that the FCC or the FTC will approve future transfers of construction permits or broadcast licenses or that such approvals will be granted in a timely fashion or without limitations. A delay or failure to obtain approval of any transaction from the FCC or the FTC or a material limitation in acquisition or disposition of construction permits, broadcast licenses or radio stations could adversely affect our financial condition by delaying or preventing an advantageous acquisition or the receipt of proceeds from the sale of a radio station.

We may be unable to obtain a broadcast license if we fail to complete the construction of a broadcast facility within the time required by the construction permit. Construction permits granted by the FCC automatically terminate if the owner does not complete the construction of the facility and apply for a broadcast license within a specific period of time. If we are unable to complete construction and apply for a broadcast license within the time required by the construction permits that we acquire, or fail to sell such construction permits while there is still time for the purchaser to complete the construction required, we will lose substantially all of our investment in them.

Other agreements relating to the acquisition of radio stations are subject to deadlines and periodic payments that we may not be able to meet. Agreements relating to the acquisition of construction permits and radio stations frequently contain deadlines for completion and/or period payments required to maintain them in force. If we fail to perform such agreements, or fail to make the payments, on or before the dates required, such agreements may terminate and we may lose substantially all of our investment in them.

We are dependent on the continued availability of E. Morgan Skinner, Jr., our President and CEO; Lavon Randall, our Secretary and Treasurer, and R. Michael Bull, our Principal Accounting Officer. The success of our business is dependent upon the expertise of E. Morgan Skinner, Jr., our President and Chief Executive Officer; Lavon Randall, our Secretary and Treasurer; and R. Michael Bull, our Principal Accounting Officer. We have not obtained any key man life insurance relating to them. If we lose their services, we may not be able to hire and retain another President and CEO, Secretary and Treasurer, or Principal Accounting Officer with comparable experience. As a result, the loss of their services could reduce our revenues.  We have not entered into an employment agreement with Messrs. Skinner, Randall or Bull and any or all of them may voluntarily terminate their services at any time.

If we cannot renew our Federal Communications Commission licenses, our revenues will be impaired. Broadcast licenses are issued for a maximum term of eight years and are renewable upon application of the holder. Interested persons may challenge a renewal application and, on rare occasions, the FCC has revoked licenses, not renewed them, or renewed them only with significant qualifications, including renewals for less than a full term. We have three (3) broadcast licenses and two (2) applications for broadcast licenses that are pending approval with the FCC. We have experienced delays in receiving broadcast licenses in the past but such delays have not affected our operations because the radio stations to which they related were allowed to operate under a program test authority granted by the FCC. The FCC has approved operation under program test authority for the pending broadcast licenses and we expect the FCC to approve the applications for broadcast licenses in the ordinary course. However, there is no assurance that we will be able to obtain broadcast licenses in the future or that our existing broadcast licenses will be renewed without restrictions. The failure to obtain or renew a broadcast license would materially and adversely affect the value of our radio stations.

The FCC may increase enforcement activities, or Congress may increase the penalties, regarding obscene or indecent material that could cause us to pay substantial fines. The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 am and 10 pm. All broadcasters face the risk of violating the prohibition on the broadcast of indecent material because of the inherent vagueness of the FCC’s definition of indecent matter, coupled with the spontaneity of live programming. The FCC began more vigorous enforcement of its indecency rules against the broadcasting industry as a whole, and has levied large fines for violations and even threatened to initiate license revocation proceedings against broadcast licensees for future serious indecency violations. Legislation has also been introduced in Congress that would increase the penalties for broadcasting indecent programming and, depending on the number of violations engaged in, would automatically subject broadcasters to license revocation, renewal or qualifications proceedings in the event that they broadcast indecent material.  If any of the material that we broadcast is deemed to be obscene or indecent, we may be subject to enforcement action, which may include substantial fines, or revocation, non-renewal or qualification of our licenses.

If we do not properly respond to changes in technology, services and standards that characterize our industry, our revenues may be reduced. The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies. We may not have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies are being developed, including:

o	audio programming by cable television systems, direct broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

o
satellite digital audio radio service, which is provided by two companies offering national satellite radio services, including numerous niche formats, with sound quality comparable to that of compact discs;

o	in-band on-channel digital radio, which could improve the quality of existing AM and FM stations, and

o	low-power FM radio, which could result in additional FM radio broadcast outlets designed to serve small, localized areas.

If we do not properly respond to changes in technology, services and standards, which characterize our industry, the value of our radio stations will be reduced and we may be unable to sell them at an attractive price if at all. As a result, our revenues may be reduced.

Item 2.  Description of Property.

The types of properties required to support each of our radio stations include offices, studios, and transmitter-tower sites. The station’s studios are generally housed with its sales offices in business districts. The transmitter-tower sites are generally located so as to provide maximum signal coverage over the market area.

We lease approximately 1,500 square feet of office space for our executive offices under a three-year, renewable lease that expires on March 31, 2008, with an option to renew for an additional three (3) year period. We pay $1,100 per month for this office space. The lessor under the lease is Vista Leasing LP, a limited partnership owned by James G. Larkin and Dale Larkin, who together own 38,850 shares of our common stock.

We lease a transmitter-tower site on approximately 4.3 acres at Summit, Utah for the transmission facilities of KENT(AM). The lease is a year-to-year lease with options to renew annually. The lease expires May 31, 2006. The lease obligation is $6,000 per year or $500 per month payable monthly or annually at our option along with any city, state or county sales and privilege license tax.

We lease a transmitter-tower site on approximately 12.5 acres of land in Bear River City, Utah for KNFL(AM) under a twenty-five-year, renewable lease that expires on August 31, 2029.  The lease obligation is $2,500 per year payable monthly. The lease obligation is subject to an adjustment after the first twelve years based on the differential of the consumer price index.

We lease a transmitter-tower site on approximately 4.5 acres in Bannock County, Idaho for KPTO(AM) under a thirty-year, renewable lease that expires on November 30, 2034.  The lease obligation is $5,000 per year payable monthly.

We have been granted an easement for a transmitter-tower site in Honolulu County, Hawaii for KUPA(AM) that, after December 31, 2005, will continue year-to-year.  We are obligated to pay $2,250 as minimum rent per month pursuant to the grant.

All of our properties are suitable for their intended use. We do not anticipate any significant difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of broadcast towers, antennae, transmitters, studio equipment and general office equipment.

Item 3.  Legal Proceedings.

On or about October 28, 2003, claims for unpaid wages were initiated by Bryan L. Pugh and Matthew Excel in the Fifth Judicial District Court, Washington County, Utah, entitled, Bryan L. Pugh v. Legacy Communications Corporation; Internet Technology Corporation; E. Morgan Skinner, Jr. DBA Legacy Communications Corporation; E. Morgan Skinner, Jr., and John Does I-XX, and Matthew Excell v. Legacy Communications Corporation; Internet Technology Corporation; E. Morgan Skinner, Jr. DBA Legacy Communications Corporation; E. Morgan Skinner, Jr., and John Does I-XX.  Messrs. Pugh and Excell claim to have been employed by one or more of the named defendants pursuant to employment contracts. They further claim that they were not paid consistently on regular paydays according to Utah law and in the amounts that they claim were agreed upon. Mr. Pugh’s claim is for approximately $46,000, plus interest and penalties, if any. Mr. Excel’s claim is for approximately $36,000, plus interest and penalties, if any.  The cases are consolidated into a single matter before the Fifth District Court, and discovery has begun.  We intend to vigorously defend against the allegations, and when appropriate, negotiate with Messrs. Pugh and Excel over the amount of the claims in an effort to resolve the litigation.

The bankruptcy of Red Fern Productions, Inc. (“RFP”), our wholly owned subsidiary, commenced on or about October 11, 2000, in the United States bankruptcy Court for the District of Utah. In 1999, RFP entered into an agreement with Lyman Dayton to film the remake of the motion picture “Where the Red Fern Grows”. Production began in August 1999 and ran through November 1999. The production costs ran over budget and resulted in bankruptcy of RFP. On June 9, 2001, the case was converted to a case under Chapter 7 of the Bankruptcy Code. The assets from the film production were sold in the bankruptcy proceeding on March 28, 2002 for $975,000. The Chapter 7 trustee is holding remaining proceeds in the amount of $29,039. The remaining liabilities of RFP are $1,010,899. We do not expect to have any responsibility for the liabilities of RFP.

From time to time, we may be a party to, and our properties may be the subject of, routine legal proceedings or threats of legal proceedings that we do not believe are material.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of fiscal 2005.

PART II

Item 5.    Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

There is no established public market for our securities. Although we intend to request that an NASD market maker file a Form 211 with the NASD in order to secure a qualification for quotation of our securities on the OTC Bulletin Board, we have no proposals, arrangements, or understandings with any market maker to file a Form 211 or with any other person with regard to the development of a trading market in any of our securities.

Holders

As of December 31, 2005, we had 53 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Public Offering of Stock

Our registration statement (Commission File No. 333-125907) relating to 500,000 shares of our common stock for $1.00 per share ($500,000 in the aggregate) became effective on February 10, 2006. An offering of the shares covered by this registration statement was not commenced because the Company was unable to obtain a permit in the State of Utah for the sale of the shares subject to the offering. A request to withdraw the registration statement was filed with the Securities and Exchange Commission on March 30, 2006.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may,” “believe,” “expect,” “intend,” “anticipate”, “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described under “Description of Business” in this Annual Report on Form 10-KSB and other documents filed with the Securities and Exchange Commission. Therefore, these types of statements may prove to be incorrect.

Comparison of the Year Ended December 31, 2005 (“Fiscal 2005”) with the Year Ended December 31, 2004 (“Fiscal 2004”)

Total revenue for Fiscal 2005 decreased by $2,213,925 or 96.5% to $79,474 compared to $2,293,399 for Fiscal 2004. This decrease was primarily the result of the absence of any sales of radio stations in Fiscal 2005 compared to the sale of three radio stations in Fiscal 2004. Total revenue for Fiscal 2005 consisted primarily of option fees paid in connection with an outstanding option to sell radio stations. Total revenue for Fiscal 2004 included (i) a $441,698 net gain in the sale of KOHO(AM); (ii) a $540,561 net gain in the sale of KSGI(AM); and (iii) a $1,200,000 net gain in the sale of KZEZ(FM). Total revenues for Fiscal 2004 also included $89,090 in penalties, interest and fees and $15,000 in management fees.

Expenses from operations for Fiscal 2005 decreased $386,823 or 22.7% to $1,318,577 compared to $1,705,400 for Fiscal 2004. This decrease was primarily the result of the non-recurrence of the $600,000 non-cash expense relating to the issuance of 2,100,000 shares of our common stock as bonus payments to our officers. The reduction in non-cash expenses was partially offset by a $174,612 increased depreciation and amortization expenses relating to radio station assets, broadcast licenses, and construction permits. General and administrative fees during Fiscal 2005 included $253,047 relating to the fees and expenses incurred in connection with the public offering of our common stock. General and administrative fees during Fiscal 2004 included $122,853 in fees and expenses relating to the public offering of our common stock and $129,653 relating to the sale of radio stations. These factors substantially offset each other and general and administrative expenses during Fiscal 2005 increased $31,954 or 4.4% to $751,560 from $719,606 in Fiscal 2004. As a result of the substantial reduction in revenues in Fiscal 2005, income from operations for Fiscal 2005 declined $1,827,102 or 310.7% to a loss of $1,239,103 compared to income of $587,999 for Fiscal 2004.

Other expenses during Fiscal 2005 and Fiscal 2004 consisted of interest on outstanding debts, which increased in Fiscal 2005 by $86,732 or 59.5% to $232,436 from $145,704 for Fiscal 2004, primarily as a result of increased levels of indebtedness necessary to support continued operations. In addition, we determined that it is probable that we would generate sufficient taxable income to utilize tax losses from prior years and recognized other income in the amount of $639,129 relating to a deferred tax benefit in Fiscal 2005 compared to other income in the amount of $139,995 relating to a deferred tax benefit in Fiscal 2004.

Net income for Fiscal 2005 declined $1,411,644 or 242.4% to a loss of $829,354 ($.05 per share) from income of $582,290 ($.04 per share) for Fiscal 2004. As of December 31, 2005 we had accumulated deficits of $8,457,825 and a working capital deficit of $5,649,445.

Effect of Accounting Adjustments

We recognized a deferred tax asset in the amount of $469,529 in Fiscal 2005 and of $359,000 in Fiscal 2004 based on our determination that we would generate taxable income in future years and would be able to offset taxes payable on such income with accumulated net operating loss carry forwards. The value of deferred tax losses in previous years was substantially offset by a negative valuation adjustment based on evidence that such deferred tax losses would not be utilized before expiration. In Fiscal 2004, according to SFAS 109, we determined that (a) there was no history of operating losses or tax credits expiring without application to taxes or taxable earnings, there are no losses expected in early future years, there are no unsettled circumstance that, if unfavorably resolved, would adversely affect future operations and profit levels, and that no carry-back or carry-forward period is so brief that it would limit realization of tax benefits, and (b) we have been profitable for the previous three years and expect to be profitable for future years based on the accumulated costs of radio stations and the execution of contracts for sale of radio stations that are expected to be completed before the expiration of any carry forward period.

Liquidity and Capital Resources

During Fiscal 2005, we did not complete the sale of any radio stations. We did receive additional deposits in the amount of $600,000 relating to existing contracts for sale which, together with an increase in net borrowings of $814,686 and $11,945 in proceeds from the sale of fixed assets, provided funds for operations.  As of December 31, 2005 our total liabilities were $6,181,569, of which $6,165,833 were due on demand or within 12 months. As funds are generated from the sale of radio stations, they will be applied to reduce outstanding indebtedness. We believe that the funds generated from the sale of radio stations will be sufficient to fund all current obligations.

On February 10, 2006, our registration statement relating to 500,000 shares of our common stock was declared effective by the Securities and Exchange Commission. We did not receive a permit from the State of Utah to sell these securities and the offering was not commenced.

We have received commitments for a $603,500 loan to be used for the purchase and upgrade of KYFO (AM), 1490 kHz, Ogden, UT and KNFL (AM), 1470 kHz, Tremonton, UT, and a $358,000 loan to be used to complete the construction of KBET (AM), 790 kHz, Winchester, NV. Both loans will be secured by the assets of the radio stations to which they relate and will be repaid upon the sale of the radio stations. We will require approximately $85,000 in additional funds to complete the acquisition and construction of KYFO (AM) and KNFL (AM) and approximately $40,000 in additional funds to complete the acquisition and construction of KBET (AM). We have not identified a source of funds for these requirements and may divert funds from other sources or incur additional indebtedness to our officers to complete these stations.

We have exercised options to acquire three construction permits and presently hold an option to acquire one additional construction permit when and if granted to Eastern Sierra Broadcasting Corporation by the FCC. These options will require funding of $62,000, payable upon approval of the assignment of the construction permits by the FCC and construction costs of approximately $310,000, payable during the construction of the stations. In addition, we anticipate that the FCC will grant to us two construction permits pursuant to long-form applications submitted in connection with short-form expressions of interest that were granted singleton status. We do not anticipate significant additional costs relating to the acquisition of the construction permits for these stations but estimated construction costs are $390,000. Although we do not have any commitments or identified sources of additional capital from third parties for these requirements, we believe that debt financing will be available if necessary until funds from other sources are available.

We currently require approximately $35,600 per month to continue operations. We expect our cash requirements to increase to approximately $55,500 per month over the next six months as additional radio stations are licensed and commence full operation. Our current cash reserves are not sufficient to fund our cash requirements for next 12 months and we will require additional funding of approximately $591,400 to continue operations. We expect that such funds will be provided from sales of radio stations. We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders if such funds are not available. Additional financing may not be available to us on favorable terms, if at all. In the event that we are not able to obtain the necessary funds, we will consider winding up and liquidation of all assets.

Our lack of operating revenue, accumulated deficit, negative working capital and dependence upon the sale of assets to provide funds for continued operations raise substantial doubts about our ability to continue as a going concern. No adjustments have been made to the carrying value of our assets to reflect a reduction in value in the event that we cease to be a going concern. Our ability to continue as a going concern is dependent upon our completing the sale of radio stations pursuant to the following outstanding option agreements:

Radio Station	Expected Proceeds	Current Investment	Estimated Cost to be Incurred	Expected Completion Date

KUPA(AM), 1470 kHz, Pearl City, HI	$675,000	$536,687	$-0-	02/01/2006

KBET(AM), 790 kHz, Winchester, NV	$2,500,000	$54,314	$398,000	5/20/2006

KPTO(AM), 1440 kHz, Pocatello, ID	$500,000	$246,504	$-0-	09/01/2006

KITT(FM), 1001 MHz, Soda Springs, ID	$1,000,000	$276,828	$-0-	09/01/2006

Item 7.  Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Legacy Communications Corporation and Subsidiaries
St. George, Utah

We have audited the accompanying consolidated balance sheet of Legacy Communications Corporation and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legacy Communications Corporation and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has a working capital deficit as well as a deficit in stockholders equity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
March 9, 2006

LEGACY COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEET
ASSETS

December 31, 2005

CURRENT ASSETS

Cash	$2,532
Escrow construction reserve (Note 17)	243,437
Escrowed deposits on station sales (Note 15)	200,000
Escrowed deposits on station purchase (Note 16)	40,000
Prepaid expenses	30,419
Total Current Assets	516,388

PROPERTY AND EQUIPMENT - NET (Notes 2 and 3)	527,818

OTHER ASSETS
FCC licenses - Net (Notes 2 and 3)	463,350
Deposits	27,200
Deferred tax asset (Note 2)	828,529
Construction in progress (Note 3)	120,803
Total Other Assets	1,439,882
TOTAL ASSETS	$2,484,088

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEET (Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

December 31, 2005

CURRENT LIABILITIES

Accounts payable	$356,805
Accrued liabilities (Note 7)	960,383
Other liabilities	72,471
Other liabilities - related party (Note 4)	177,936
Deposits on station sales (Note 15)	600,000
Income tax payable (Note 2)	49,400
Liabilities of subsidiaries in bankruptcy (Note 9) Current Assets	981,860
Notes payable - related parties (Note 5)	454,775
Notes payable (Note 6)	1,709,513
Accrued interest payable (Note 8)	802,690
Total Current Liabilities	6,165,833

LONG-TERM LIABILITY

Notes payable (Note 6)	15,736
Total Long-Term Liability	15,736
Total Liabilities	6,181,569

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; 5,000,000 shares authorized at $0.001 par value, no shares outstanding
Common stock, 50,000,000 shares authorized at $0.001 par value, 17,174,172 shares issued and outstanding	17,174
Additional paid-in capital	4,765,675
Deferred consulting services (Note 10)	(22,505)
Accumulated deficit	(8,457,825)

Total Stockholders’ Equity (Deficit)	(3,697,481)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,484,088

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
	2005	2004

REVENUE

Management fees	$—	$15,000
Other revenue (Note 11)	79,474	89,090
Gain on sale of stations (Note 12)	—	2,189,309
Total Revenue	79,474	2,293,399

EXPENSES

Depreciation and amortization Interest expense	317,719	143,107
General and administrative	751,560	719,606
Officers and directors stock bonus Realized gain on sale of assets	—	600,000
Salaries and personnel costs	249,298	242,687
Total Expenses	1,318,577	1,705,400

INCOME (LOSS) FROM OPERATIONS	(1,239,103)	587,999

OTHER INCOME (EXPENSE)

Gain on sale of assets NET INCOME (LOSS)	3,056	—
Interest expense	(232,436)	(145,704)
Total Other Income (Expense)	(229,380)	(145,704)

INCOME (LOSS) BEFORE INCOME TAXES	(1,468,483)	442,295

Income tax (benefit) (Note 2)	(639,129)	(139,995)
NET INCOME (LOSS)	$(829,354)	$582,290

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	$(0.05)	$0.04
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,174,172	14,652,314

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deferred Consulting Services	Accumulated Deficit
Balance, December 31, 2003	14,574,172	$14,574	$3,718,214	$—	$(8,210,761)

Common stock issued to officers and directors for bonus	2,100,000	2,100	597,900	—	—

Common stock issued for deferred consulting services	500,000	500	309,500	(310,000)	—

Amortization of deferred consulting services	—	—	—	84,950	—

Contribution of accrued back payroll by officers	—	—	140,061	—	—

Net income for the year ended December 31, 2004	—	—	—	—	582,290
Balance, December 31, 2004	17,174,172	17,174	4,765,675	(225,050)	(7,628,471)

Amortization of deferred consulting services	—	—	—	202,545	—

Net loss for the year ended December 31, 2005	—	—	—	—	(829,354)
Balance, December 31, 2005	17,174,172	$17,174	$4,765,675	$(22,505)	$(8,457,825)

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNCATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACITIVITIES:

Net income (loss)	$(829,354)	$582,290
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	317,719	143,107
Gain on disposition of station asset	(3,056)	(2,189,309)
Loss attributable to termination of project	18,152	—
Amortization of deferred consulting services	202,545	84,950
Shares issued for bonuses	—	600,000
Changes in assets and liabilities:
(Increase) decrease in accounts and other receivables	—	310,000
(Increase) decrease in escrow deposits	(458,438)	—
(Increase) decrease in prepaid expenses	(28,385)	(949)
(Increase) decrease in deposits/other assets	(16,640)	(10,560)
(Increase) in deferred tax asset	(469,529)	(359,000)
Increase (decrease) in accounts payable	75,354	(132,456)
Increase (decrease) in accrued expenses	53,671	311,318
Increase (decrease) in income tax payable	(169,605)	219,005
Increase (decrease) in accrued interest payable	104,319	(11,517)
Increase (decrease) in other liabilities	(1,271)	(1,587,894)
Proceeds from disposition station assets	—	2,259,500
Purchase of station assets	(243,341)	(757,637)
Increase in deposits on station sales	600,000	—
Net Cash (Used) by Operating Activities	(847,859)	(539,152)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of fixed assets	11,945	—
Net Cash Provided by Investing Activities	11,945	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related parties - short term notes payable	132,000	—
Repayments to related parties - short term notes payable	(17,225)	—
Repayment of notes payable	(22,964)	(208,642)
Repayment of notes payable - related parties	—	(45,040)
Proceeds from notes payable - related parties	18,000	60,000
Proceeds from notes payable	704,875	734,500
Net Cash Provided by Financing Activities	814,686	540,818

INCREASE (DECREASE) IN CASH	(21,228)	1,666

CASH AT BEGINNING OF PERIOD	23,760	22,094
CASH AT END OF PERIOD	$2,532	$23,760

The accompanying notes are an integral part of these consolidated financial statements.

 LEGACY COMMUNCATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

	For the Years Ended December 31,
	2005	2004

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services and bonus	$—	$600,000
Common stock issued for deferred consulting expense	$—	$310,000
Contribution of accrued back payroll by officers	$—	$140,062

CASH PAID FOR:

Interest	$163,196	$72,423
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004

NOTE 1 - COMPANY ORGANIZATION AND BUSINESS ACTIVITY

On September 23, 1997, Legacy Communications Corporation (Legacy) was established as a Nevada corporation. The Company’s primary business activities include buying, developing, operating and selling radio stations and auxiliary services.

Subsidiaries

As of December 31, 2005, the following were wholly-owned subsidiaries:

•	AM Radio 790, Inc., a Utah corporation and permitee of KBET (AM), Winchester, NV.
•	AM Radio 1370, Inc., a Utah corporation and licensee of KUPA (AM), Pearl City, HI.
•	AM Radio 1440, Inc., a Utah corporation and licensee of KPTO (AM), Pocatello, ID.
•	AM Radio 1470, Inc., a Utah corporation and licensee of KNFL (AM), Tremonton, UT.
•	AM Radio 1490, Inc., a Utah corporation and applicant for the assignment of KYFO (AM), Ogden, UT.
•	Americast Media Corporation, a Utah corporation and applicant for construction permits of AM Radio Stations serving the communities of Middletown, ID, Beaver, UT, Santa Clara, UT and Mililani, HI.
•	Diamond Broadcasting Corporation, a Utah corporation and leaseholder of an AM radio transmitter & tower site located in Mililani, HI.
•
Diamond Media, LLC, a Utah limited-liability company and option holder of construction permit applications for new AM Radio Station construction permits serving the communities of Bishop, CA, Beatty, NV, Hawthorne, NV and Tonopah, NV.

•	Sunset Communications Corporation, a Utah corporation and leaseholder of a Multi-User Communications tower site at Sunset Peak in the Fish Lake National Forest.
•	Tri-State Media Corporation, a Utah corporation and licensee of KITT (FM), Soda Springs, ID.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Legacy Communications Corporation and subsidiaries is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c. Basic Earnings Per Share

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period. There are no dilutive instruments outstanding at December 31, 2005 or 2004.

	December 31,
	2005	2004

Numerator - Income (Loss)	$(829,354)	$582,290

Denominator - weighted average shares outstanding	17,174,172	14,652,314

Basic income (loss) per share	$(0.05)	$0.04

d. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2005, it was determined that the deferred tax asset which in prior years carried a valuation allowance should be recorded for tax timing differences in the amount of $828,529. This determination was based primarily on the improvement in the Company’s net income over the past two fiscal years, particularly during 2004.

Accordingly, management believes that it is more likely than not that the Company will generate sufficient taxable income to realize these future tax benefits. The changes in the valuation allowance resulted in the recording of an income tax benefit of $639,129. If the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required through a charge to expense.

The provision (benefit) for income taxes for the years ended December 31, 2005 and 2004 consist of the following:

	2005	2004
Federal:
Current	$—	$159,340
Deferred	(558,452)	—

State:
Current	1,400	59,665
Deferred	(82,122)	—
	$(639,174)	$219,005

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

	2005	2004
Deferred tax assets:
NOL Carryover	$285,086	$—
Accrued Expenses	455,055	353,600
Depreciation	88,388	5,400

Deferred tax liabilities:
Depreciation	—	—

Valuation allowance	—	—
Net deferred tax asset	$828,529	$359,000

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

	2005	2004

Book Income	$(572,710)	$172,495
Gain/Loss Sale of Assets	347	(4,585)
NOL Utilization	—	(259,300)
Depreciation	83,791	—
Accrued Expenses	12,094	—
Accrued Compensation	20,933	—
Other	(546)	(48,605)
Change in valuation account	—	—
Net deferred tax asset	$(456,091)	$139,995

f. Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

Description	Useful Lives
Office and studio equipment	5 years
FCC Licenses	5 years
Vehicles	5 years
Tower	20 years
Lease improvements	15 years or life of the lease

g. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. There were no advertising expenses for the years ended December 31, 2005 and 2004.

h. Newly Issued Accounting Pronouncements

During the year ended December 31, 2005, the Company adopted the following accounting pronouncements:

On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We adopted this new standard effective for the fourth fiscal quarter of 2005.

In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company’s consolidated financial statement presentation.

i. Equity Securities

Equity securities issued for services rendered have been accounted for at the more readily determinable value of the common stock given up or the value of the services that were received.

j. Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares were outstanding at December 31, 2005. The board of directors will determine the rights and preferences of the preferred stock at the time of issuances.

k. Revenue Recognition

The Company recognizes revenue for providing management related services to other radio stations when the services have been performed, the amount is known and collection is reasonably assured. The Company recognizes revenue from the sale of stations when the sale is closed. The Company determines the amount of gain as the sales price less the depreciated basis of the assets that have been sold. An application for the assignment of the station licenses and assets to the buyer is filed with the Federal Communications Commission (FCC). The gain is not recognized until the FCC approves the sale and transfer of the station license. (Notes 11,12)

l. Long Lived Assets

The Company annually assess for impairment of long lived assets. The Company will assess whenever events or changes in circumstances would indicate that an assessment of the valuation is needed. An impairment loss will be recognized only if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value. The carrying amount of the long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and/or disposition at the long-lived asset. The impairment loss will be the difference between the carrying value and the estimated fair value and will be presented in the period in which the impairment is measured.

NOTE 3 - PROPERTY, EQUIPMENT AND FCC LICENSES

As of December 31, 2005 the Company had construction in progress of $120,803. These are capitalized expenditures for future radio stations for which broadcast license applications have been filed with the FCC. Property and equipment at December 31, 2005 consisted of the following:

Office and studio equipment	$58,849
Vehicles	33,130
Transmitter site equipment	248,425
Towers	201,010
Buildings	56,774
Leasehold improvements	32,654
Total	630,842

Less accumulated depreciation and amortization	(103,024)
Property and Equipment - Net	$527,818

FCC licenses	$818,813
Less: Accumulated amortization	(355,463)
FCC Licenses - Net	$463,350

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was $317,719 and $143,107, respectively.

NOTE 4 - RELATED PARTY BALANCES

At December 31, 2005, the Company had the following balances due to related parties:

Various payables due to shareholders	$106,000
Accrued interest on payables due to shareholders ranging from 5.1% to 7.5%	71,936
Related Party Balance - Net Liability	$177,936

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

At December 31, 2005, the Company had the following notes payable due to related parties:

Various notes due to shareholders, non-interest bearing, unsecured and due on demand.	$52,000
Short term notes due to President, bearing interest at 10.50%, unsecured and due on demand.	114,775
Notes due to shareholder, bearing interest at 8.00% unsecured and due on demand.	210,000
Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	18,000
Notes due to shareholders, bearing interest at 8.00%, unsecured and due on demand.	60,000
Total Notes Payable - related party	$454,775

Accrued interest of $285,621 is due to these related parties and is recorded in the accrued interest payable (Note 8).

NOTE 6 - NOTES PAYABLE

The following notes payable were outstanding at December 31, 2005:

Note payable to an individual dated November 1, 1997, bearing interest at 10.00%, due on demand, unsecured.	$63,000
Note payable to an individual dated November 1, 1997 bearing interest at 10.00% due on demand, unsecured.	16,500
Note payable to an individual dated November 1, 1997, bearing interest at 10.00%, due on demand, unsecured.	4,028
Note payable to an individual dated November 1, 1997, bearing interest at 10.00%, due on demand, unsecured.	23,500
Note payable to an individual dated December 23, 1994, bearing interest at 10.00%, due on demand, unsecured.	10,000
Note payable to an individual dated March 3, 1995, bearing interest at 8.00%, due on demand, unsecured.	75,000
Note payable to an individual dated June 27, 2005, bearing interest at 10.50%, due on demand, unsecured.	129,375
Note payable to an individual dated November 20, 1997, bearing interest at 11.00%, due on demand, unsecured.	13,000
Note payable to an individual dated October 12, 1999, bearing interest at 10.00%, due on demand, unsecured.	40,000
Note payable on a vehicle loan dated December 4, 2004, bearing interest at 2.90%, requiring monthly payments of $471, due by November 5, 2009.	20,846
Note payable to a corporation dated July 23, 2004, bearing interest at 14.75%, due July 23, 2005, secured by current assets.	1,150,000
Note payable to an individual dated December 16, 1999, bearing interest at 25.00%, due on demand, unsecured.	180,000
Total notes payable	1,725,249
Less: current maturities	(1,709,513)
Total Long-Term Debt	$15,736

Maturities of notes payable are as follows:

December 31, 2006	$1,709,513
2007	5,260
2008	5,416
Thereafter	5,060
$1,725,249

Interest payable of $517,069 is accrued on these notes payable and is included in the accrued interest payable (Note 8).

NOTE 7 -  ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2005

Accrued payroll	$336,655
Accrued payroll taxes	511,570
Penalty and interest on payroll taxes	112,158
Total Accrued Liabilities	$960,383

NOTE 8 - ACCRUED INTEREST PAYABLE

Accrued interest payable consisted of the following at December 31, 2005:

Accrued interest payable to related parties on notes payable payroll	$120,850
Accrued interest payable to unrelated parties on notes payable	517,069
Accrued interest payable to shareholder on notes converted to equity	164,771
Total accrued interest payable	$802,690

On March 31, 1998, the principal investment of Lavon Randall (“Randall”) of $1,169,953 was converted into 1,101,340 shares of common stock. At that date, the Company owed Randall $519,684 of accrued interest on those notes. The accrued interest was not converted to equity. The Company has agreed to make payments to Randall on the interest in consulting fees and reimbursement for certain personal expenses until the balance is paid in full. During the year ended December 31, 2004 the Company paid $71,194 and during the year ended December 31, 2005 the Company paid $16,454. The remaining balance due Randall at December 31, 2005 was $164,771.

NOTE 9 -	LIABILITIES OF SUBSIDIARIES IN BANKRUPTCY

In 1999, the Company along with Lyman Dayton agreed to film the remake of the motion picture “Where the Red Fern Grows”. Production began in August 1999 and ran through November 1999. The production costs ran over budget resulting in the cancellation of the film production. The remake was never completed. Red Fern Productions filed a Chapter 11 bankruptcy on November 3, 2000 and then a Chapter 11 to Chapter 7 conversion on June 9, 2001 with a liability balance of $1,795,319. The assets from the film production were sold on March 28, 2002 for $975,000. The Chapter 7 trustee is holding proceeds in the amount of $29,039. The remaining proceeds were used first to pay prior and current year bankruptcy expenses and then the original liability. As of the date of this audit report the bankruptcy has not been finalized.

Net liability of subsidiaries in bankruptcy	$981,860

NOTE 10 - EQUITY TRANSACTIONS

During December 2004 year the Company authorized and issued 600,000 shares forward split to 2,100,000 shares of common stock valued at $600,000 as a bonus for the officers and directors of the Company.

On December 20, 2004 the Company authorized and completed a forward split of its outstanding common stock in a ratio of three and a half (3.5) shares for each shares of stock. All references to common stock have been restated to show the effect of the forward split.

During the 2004 year the Company entered into a consulting and advisory service contract in conjunction with the development of a federally registered securities registration package for the sale, to the public, of the securities of the Company. As compensation for these services the Company is to pay $75,000 in cash and issue 500,000 shares of common stock valued at $310,000. The Company has recognized a deferred consulting fee of $225,050 for services to be performed in the near future. As of December 31, 2005 the Company has a deferred consulting balance of $22,505.

During the 2005 year the Company had no equity transactions.

NOTE 11 -	OTHER REVENUE

Other revenue consisted of the following at December 31, 2005 and 2004, respectively:

Option fees paid by Lakeshore Media	$79,474
Total other revenue at December 31, 2005	$79,474

Penalty, fees, and interest paid by Marathon Media	$89,090
Total other revenue at December 31, 2004	$89,090

NOTE 12 - GAIN ON SALE OF STATIONS AND OTHER ASSETS

Gain on sale of stations and other assets consisted of the following at December 31, 2005 and 2004, respectively:

Net gain on disposition of other assets	$3,056
Total net gain on sale of assets at December 31, 2005	$3,056

Net gain on sale of AM Radio 1170, Inc. station	$441,698
Net gain on sale of AM Radio 1450, Inc. station	540,561
Net gain on sale of FM Radio 99.9, Inc. station	1,200,000
Net gain on sale of other assets	7,050
Total net gain on sale of stations at December 31, 2004	$2,189,309

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Rental Obligations

The following is a schedule of future rents payable under operating leases:

Year Ended December 31,

2006	$58,258
2007	58,304
2008	58,352
2009	58,402
2010	58,454
$291,770

Rent and facility maintenance expense for the years ended December 31, 2005 and 2004 was $52,237 and $37,949, respectively.

Pledged Assets

The pledged assets of Legacy Communications Corporation are in the form of corporate stock issued to Legacy in each subsidiary company. The stock is pledged to US Capital, Inc. as collateral for the $1,150,000 loan. The following are the subsidiary companies in which US Capital has a secured interest in the stock authorized and issued to Legacy.

▪ 50,000 shares of common stock in AM Radio 1400, Inc. licensee of KENT(AM), Parowan, UT
▪ 50,000 shares of common stock in AM Radio 1470, Inc. licensee of KNFL(AM), Tremonton, UT
▪ 50,000 shares of common stock in AM Radio 1370, Inc. licensee of KUPA(AM), Pearl City, HI
▪ 50,000 shares of common stock in AM Radio 790, Inc. permitee of KBET(AM), Winchester, NV (Las Vegas)
▪ 50,000 shares of common stock in Tri-State Media Corporation licensee of KITT(FM), Soda Springs, ID.

The stock 50,000 shares of common stock in AM Radio 1440, Inc. is pledged to Lakeshore Media Company, LLC as collateral for the $300,000 option deposit fee.

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Legal Proceedings

On or about October 28, 2003, a claim for unpaid wages was initiated by Bryan L. Pugh and Matthew Excell in the Fifth Judicial District Court, Washington County, Utah, entitled, “Bryan L. Pugh v. Legacy Communications Corporation; Internet Technology Corporation; E. Morgan Skinner, Jr. DBA Legacy Communications Corporation; E. Morgan Skinner, Jr., and John Does I-XX, Case No. 030501887” and “Bryan L. Pugh v. Legacy Communications Corporation; Internet Technology Corporation; E. Morgan Skinner, Jr. DBA Legacy Communications Corporation; E. Morgan Skinner, Jr., and John Does I-XX, Case No. 030501888.” Both claims arise from their work for a company called, Internet Technology Corporation, and are based on the allegation that Messrs. Pugh and Excell were not paid wages due and owing them. Legacy Communications Corporation was the majority shareholder of this entity, which has since been administratively dissolved. The cases were consolidated into a single matter before the Fifth District Court, as Case No. 3050187. The depositions of the plaintiffs and E. Morgan Skinner, Jr. and Lavon Randall have taken place. A bench trial was set for February 20, 21, and 23, 2006, but was continued to a date that as of yet, has not been scheduled by the Court. The Company has accrued $150,000 as a potential liability pending settlement of this case. This amount is included in accrued expenses.

NOTE 14 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses through December 2001, and has a working capital deficit at December 31, 2005. Net income reported at December 31, 2004 is due to gain on sale of assets. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company to collect funds due the Company under the Option Agreement with Lakeshore Media, LLC dated March 6, 2005 and obtaining additional capital to fund current and future operations.

In order to execute the Company’s business model, it needs to continue to make additional acquisitions and improvements to its broadcast operations and facilities. Some of these acquisitions and improvements include:

▪	Purchase KYFO (AM) 1490kHz, Ogden, UT approved by the FCC December 6, 2004 and renovated station’s studios, offices and transmission equipment.
▪	Consolidate the offices and studio facilities of KNFL (AM), 1470kHz, Tremonton, UT with KYFO (AM) 1490kHz, Ogden, UT.
▪
Acquire the license for the new HD Radio technology enabling each AM and FM radio station to broadcast programming digitally - a tremendous technological leap from the familiar analog broadcasts of the past. Digital broadcasting provides listeners with new wireless data services and radically improved audio quality and reception. The Federal Communications Commission (FCC) approved HD Radio technology in 2002 and the commercial rollout of the technology began in 2003 with AM and FM radio stations around the country began digital broadcasts.

▪
The Company has acquired options for the purchase of four (4) new AM radio station construction permits in a strategic cluster that will be developed and operated in a central location as regional profit centers.

▪	The Company will continue to seek out, acquire, develop and operate AM and FM radio station licenses and/or permits which the Company determines has strategic growth potential.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraphs and secure additional funding sources and attaining profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 15 -CONTRACTS FOR SALE OF STATIONS

Legacy Communications signed an option agreement March 3, 2005 amended September 27, 2005 to sell KPTO, AM1440kHz, Pocatello, Idaho, and KITT (FM), 100.1MHz, Soda Springs, Idaho to Lakeshore Media, LLC. The option holder, Lakeshore, has agreed to pay $1.5 million under the following terms: $300,000 down plus a monthly option fee of $8,000 for a 12-month period. The option holder under the amended option agreement signed September 27, 2005 must exercise the option to purchase by June 1, 2006 and close the transaction by August 15, 2006 or forfeit the option fees paid.

Legacy through its subsidiary AM Radio 1370, Inc. signed an Asset Purchase Agreement on June 25, 2005 to sell KUPA(AM) 1370kHz, Pearl City, Hawaii to Broadcasting Corporation of America for $650,000 cash. The FCC approved the assignment August 18, 2005. However, the sale to Broadcast Corporation of America did not close prior to the commencement of the FCC broadcast license renewal cycle on October 1, 2005. As a result, the $50,000 earnest money deposit placed in the escrow account of attorney Dan J. Alpert on July 22, 2005 was released to Legacy under provisions of an amended Asset Purchase Agreement signed November 17, 2005 that also provides an additional $25,000 be added to the purchase price and the closing take place on or before February 17, 2006 or within 10-days from the FCC broadcast license renewal date.

Legacy through its subsidiary AM Radio 790, Inc. signed an option agreement August 22, 2005 to sell KBET(AM), AM790kHz, Winchester, Nevada (Las Vegas market) to Beasley Broadcast Group, Inc. The option holder, Beasley, has agreed to pay $2.5 million under the following terms: $250,000 down of which $50,000 has been paid to Legacy as a non-refundable deposit and $200,000 placed in escrow with media broker John L. Pierce. The Company is required to build the station and upon receiving FCC authorization for Program Test Authority the option holder has 10-days in which to exercise the option to purchase the station.

The following represents the detail of the $600,000:

Upfront Option Fee, AM Radio 1440 (KPTO) & KITT (FM)	$300,000
Escrow deposit, AM Radio 790 (KBET-Las Vegas)	200,000
Non-refundable deposit fee, AM Radio 790 (KBET-Las Vegas)	50,000
Earnest money deposit, AM Radio 1370 (KUPA-Hawaii)	50,000
Total Deposits on Stations Sales	$600,000

NOTE 16 -DEPOSIT ON STATION PURCHASE

Legacy through its subsidiary AM Radio 1490, Inc. entered into an agreement July 29, 2005 and amended October 2, 2005 for the purchase of the assets used and useful in the operation of radio station KYFO(AM), 1490kHz, Ogden, Utah from the Bible Broadcasting Network, Inc. The purchase price is $540,000 of which $40,000 has been deposited in a joint escrow account with an expected closing date of March 31, 2006.

NOTE 17 -ESCROW RESERVE

On October 3, 2005, the Company increased their loan by $445,000 with US Capital, Inc. The additional funds included an Escrow Construction Reserve in the amount of $250,000 that is drawn down on and used by the Company for costs associated with the construction of KBET, AM790kHz, Winchester, (Las Vegas, Nevada). The Escrow Construction Reserve balance as of December 31, 2005 is $243,437.

NOTE 18 - SUBSEQUENT EVENTS

The following is a list of material subsequent events:

•
An option fee of $50,000 due from Lakeshore Media Company, LLC on February 28, 2006 was not paid timely as required by the Amended Asset Purchase Agreement dated September 27, 2005. The option fee of $8,000 due March 1, 2006 was not received timely pursuant to the Option Purchase Agreement as Amended. Lakeshore was given notice of its breach of the Option Purchase Agreement as Amended for the purchase of the assets of AM Radio 1440, Inc. licensee of KPTO (AM), 1440kHz, Pocatello, ID and Tri-State Media Corporation licensee of KITT (FM), 100.1MHz, Soda Springs, ID. The Company received the option fee of $8,000 including late charges of $900 plus an additional $15,000 of the $50,000 due February 28, 2006. Lakeshore Media has committed to pay $35,000 balance on or before March 20, 2006.

•	On January 9, 2006, the Company was extended an additional $5,000 loan from the President, which was added to the existing Short Terms Notes Payable - Related in 2006.

•
On January 27, 2006 the Company issued 100,000 shares of common stock to Keith Martindale pursuant to the management contract between Tri-State Media Corporation licensee of KITT (FM), Soda Springs, ID, Legacy Communications Corporation and Martindale signed and dated March 16, 2005.

•
On February 28, 2006 the Company issued 100,000 shares of common stock to the Randall Family Trust, Lavon Randall, Trustee and 100,000 shares of common stock to the Bear River Trust, E. Morgan Skinner, Jr., Trustee for having achieved clearance from the SEC for the Company to begin trading publicly upon receipt of a symbol from NASD.

•
The Company exercised its option to purchase a new construction permit for a new AM radio station on 1340kHz at Bishop, California and an assignment application was filed by Radio 1340, LLC, a wholly owned subsidiary of the Company on January 9, 2006 with the FCC. The assignment was approved by the FCC on March 1, 2006. The FCC Final Rule and Order of the assignment is expected on or about April 15, 2006.

•
The Company exercised its option to purchase a new construction permit for a new AM radio station on 1450kHz at Hawthorne, Nevada and an assignment application was filed by Radio 1450, LLC, a wholly owned subsidiary of the Company on January 9, 2006 with the FCC. The assignment was approved by the FCC on March 15, 2006. The FCC Final Rule & Order of the assignment application is expected on or about April 30, 2006.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 8A.  Controls and Procedures.

We have adopted and implemented disclosure controls and procedures consisting of the direct involvement of our principal executive officers in the day-to-day business operations and regular meetings between our President and Chief Executive Officer, Chief Accounting Officer, outside auditor and outside counsel to review events and circumstances that could have a material effect on us or our controls and procedures. The regular meetings are supplemented by special meetings of the knowledgeable persons whenever any individual believes that a discloseable event has occurred or a discloseable circumstance exists. Immediately preceding the preparation of disclosure documents by us, all members of the management prepare and certify information relating to discloseable events and circumstances. These controls and procedures are designed to insure that no one person has the absolute authority to prevent the disclosure of any event or circumstance without the knowledge of external auditor and legal counsel and to provide a reasonable assurance that all reportable information is recorded, processed, summarized and reported within the time periods specified by the rules of the Securities and Exchange Commission.

Our management, with the participation of our President and Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report and measured their effectiveness based on the types of additional disclosures that were required and not previously made. Based on that evaluation, our President and Chief Executive Officer and our Chief Accounting Officer have concluded that all reportable information was recorded, processed, summarized and disclosed within the time periods required and that these disclosure controls and procedures are effective as of the end of the fiscal year covered by this report and our disclosure controls provide reasonable assurance that reportable events have been disclosed in a timely manner.

We have also adopted and implemented internal accounting policies and procedures that limit the personal authority of our employees to engage in transactions without prior knowledge and authorization by our Board of Directors, require regular and periodic inventory and accounting for our assets, provide for the prompt entry of all transactions in our books and records by qualified personnel, establish a division of accounting and treasury functions between personnel and restrict related parties from engaging in both accounting and treasury functions, and periodically verify the validity of our books and records through review of accounting entries by unrelated employees from different functional areas. The implementation and review of these policies is under the direction of our Board of Directors, who periodically review the performance of our President and Chief Executive Officer, Chief Accounting Officer against the requirements of these controls. These policies and procedures are designed to provide reasonable assurance regarding the reliability of financial statements and that all transactions are properly and timely reflected in our books, that receipts and expenditures are being made in accordance with authorizations of our management and our directors, and that any unauthorized acquisition, use or disposition of our assets will be promptly detected. No changes have been made in our internal control over financial reporting during the last fiscal quarter of our fiscal year that have had a material affect or are reasonably likely to have a material affect on our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section16(a) of the Exchange Act.

Our board of directors consists of three persons, each of whom is elected annually for a term of one year, or until his successor is elected and qualified, or until his earlier resignation, death or removal. A majority vote of the directors who are in office is required to fill vacancies. Our officers serve at the pleasure of the board of directors. Our directors and executive officers are as follows:

Name	Age	Position	Held Since

E. Morgan Skinner, Jr.	65	President, CEO, Director	1997
Lavon Randall	63	Secretary/Director	1997
R. Michael Bull	57	Principal Accounting Officer	1998
Jeffrey B. Bate	42	Director	2005

E. Morgan Skinner, Jr. has served as our President, Chief Executive Officer, and a Director since our inception on September 23, 1997. Mr. Skinner joined Bonneville International at KSL Radio & Television in the fall of 1965. He subsequently worked for Bonneville at WRFM/WNYW, Radio New York Worldwide as the News & Public Affairs Director. During his tenure he originated a Spanish language Wall Street reports from the Amex and the NYSE, and founded the Spanish language Inter-America Radio Network comprised of 327 radio stations throughout the Caribbean, Central America, and South America. In 1969, he was transferred to the news division of Bonneville’s KBIG AM/FM radio station in Los Angeles. In the fall of 1972, Mr. Skinner joined KOOL Radio & Television in Phoenix as an Account Executive. In 1974, Mr. Skinner was promoted to Station Manager of KOOL. In 1980, Mr. Skinner was hired as Vice President/General Manager of Donrey’s KORK AM/FM in Las Vegas. In 1985, Mr. Skinner became the Vice President of Operations of the American Museum of Historical Documents. In 1988, Mr. Skinner and his brother founded the USU Sports Radio Network that broadcast the Utah State Aggie football and basketball games over twelve network affiliate radio stations throughout the Intermountain area for seven years. Mr. Skinner is a pioneer member of the Radio Advertising Bureau “Certified Radio Marketing Consultant” program that recognizes professional marketing skills and experience. Mr. Skinner has received the Distinguished Service Award by the Utah School Boards Association for Journalistic Attainment in Reporting and Interpreting Education to the public and numerous other broadcast and civic awards.

Lavon Randall has served as our Secretary and a Director since our inception on September 23, 1997. From January 1, 1964 to June 16, 1996, he was the President of Randall Farms, Inc., which owned and operated a 2,000-acre irrigated farm growing potatoes and alfalfa. Mr. Randall has also served in numerous civic and church leadership capacities including eight years as a member of the Enterprise City Council, Enterprise, Utah, President of the Enterprise Little League, a member of the Washington County School Foundation of the Washington County School District, and a member of the Southern Utah Advisory Board of Zions First National Bank.  Mr. Randall attended the LDS Business College in Salt Lake City before becoming the Managing Partner of the Randall Farms, Inc.

R. Michael Bull has served as our Principal Accounting Officer since January 1998. Mr. Bull began his career in 1974 by joining a minority owned, regional CPA firm with offices throughout California, Nevada and Arizona spending the majority of his time with the audit division. In 1977 he accepted an offer from Delta Lines, Inc., a publicly held transportation company in Oakland, California, to create and develop an Internal Audit Department. In 1980 he accepted a position as the Controller of BD Trucking, Inc., a specialty hauling, transportation company located in Oakland and Ripon, CA. From 1981 to 1991, Mr. Bull served as the CFO and Vice President of Finance and Administration for Advanced Communications, Inc., a telecommunications manufacturer in Silicon Valley. He was responsible for the creation of the business plans, solicitation of three California pre-public stock offerings, and preparation of an initial public offering in 1984 for Advanced Communications. He established all credit lines, international letters of credit, loans and investments as well as the monthly and annual preparation of cash forecasts, financial projections, budgets, and reports to management, stockholders and board of directors, and SEC filings. In 1991, Mr. Bull joined Applied Dielectrics, Inc., a defense contractor that designed and manufactured microwave circuit boards, as their CFO and Vice President of Finance and Administration. In 1993, Mr. Bull accepted a position as Controller for Reid-Ashman Manufacturing, Inc., a designer and manufacturer of test floor interface equipment for the semi-conductor industry, where he supervised the installation of a computerized accounting system, implemented accounting policies and procedures, staffed and trained the accounting department, and assisted in the relocation of the manufacturing facility to St. George, Utah. Mr. Bull attended Idaho State University before leaving for a LDS mission in Argentina from 1967 to 1969. He completed his education at San Jose State University.

Jeffrey B. Bate was elected to the Company’s board of directors on May 25, 2005. In April 1988, Mr. Bate began his career with Southwestern Bell Mobile Systems in Dallas, Texas, as an accounts payable representative. In 1991, Mr. Bates was promoted to Assistant Manager of Property and Equipment Accounting of Southwestern Bell. From April 1994 to September 1995, Mr. Bate served as a Financial Analyst for Con-Way Southern Express / Consolidated Freight, Inc. of Fort Worth, Texas, where he analyzed financial operations and profit generating/cost-reducing solutions. From September 1995 to February 1999, Mr. Bate was a manager responsible for the financial processing and reporting related to all properties owned and leased by American Stores Company, Inc. From February 1999 to November 2000, Mr. Bate was a Controller in charge of the accounting and reporting requirements relating to commercial equipment for First Security Corporation. In February 2001, Mr. Bate was recruited by Precision Assembly, Inc., an electronics contract manufacturer, to handle all accounting and finance operations.  Precision Assembly promoted him from Controller to CFO in January 2005. Mr. Bate attended Brigham Young University, earning a Bachelors of Art Degree in International Relations in 1987. He continued his education by receiving an MBA in Corporate Finance from the University of Dallas in 1992.

Board Committees

We currently have no audit committee, compensation committee or other board committee performing equivalent functions. The functions of the audit committee and the compensation committee are performed by the board of directors acting as a whole. None of the directors are independent and no director has been designated as a financial expert. However, all directors have sufficient background and education to qualify as a financial expert.

Family Relationships

Mr. Bate is the stepson of Mr. Skinner. Except for that relationship, there are no family relationships among our officers or directors.

Code of Ethics

We have adopted a code of ethics designed to promote honest and ethical conduct by our principal executive offers; full and timely disclosure of reportable information; and compliance with applicable laws. We will provide a copy of our code of ethics to any person upon written request to Mr. E. Morgan Skinner, Jr. at our principal executive office.

Item 10.  Executive Compensation.

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2005, 2004 and 2003 by our Chief Executive Officer and each executive officer that received compensation of more than $100,000 during 2005.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

		Annual Compensation(1)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation

E. Morgan Skinner, Jr.	2005	$85,000	—	—
CEO, President, and Director	2004	$85,000	—	$250,000(2)
	2003	$75,000	—	—

R. Michael Bull	2005	$85,000	—	—
Principal Accounting Officer	2004	$85,000	—	$100,000(3)
	2003	$75,000	—	—

1.	Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.
2.	On December 20, 2004, the board of directors authorized the payment of a bonus to Mr. Skinner consisting of 875,000 shares of our common stock valued at $250,000.
3.	On December 20, 2004, the board of directors authorized the payment of a bonus to Mr. Bull consisting of 350,000 shares of our common stock valued at $100,000.

Options

All officers, directors, employees and consultants are eligible to participate in the Legacy Communications Corporation 1998 Stock Option Plan (the “Plan”). A total of 3,500,000 shares of common stock is available and reserved for issuance under the Plan, subject to adjustment as provided in the Plan. The Plan will remain in effect until December 31, 2009, unless extended by our stockholders. Any options outstanding at the expiration of the Plan will remain in effect in accordance with their terms. There are no options outstanding under the Plan as of December 31, 2005.

Board Compensation

Members of our board of directors do not receive cash compensation for their services as directors, although some directors are reimbursed for reasonable expenses incurred in attending meetings of the board of directors or committees. On December 20, 2004, the board of directors authorized the payment of 875,000 shares of our common stock, having a value of $250,000 to Mr. Lavon Randall in consideration of his service on the board of directors. Jeffrey B. Bate receives stock compensation of 25,000 shares of common stock annually for service on the board of directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the beneficial ownership of shares of our Common Stock by (i) all persons and groups known to own beneficially more than 5% of the outstanding shares of our Commons Stock, (ii) each director, nominee and executive officer, and (iii) all directors and officers as a group. Information with respect to directors, officers, and their families is as of March 31, 2006 and is based on the books and records of the Company and information obtained from each individual. Information with respect to other stockholders is based upon the Schedule 13D or Schedule 13G filed by such stockholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of the Company’s principal executive office.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the United States Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Name and Address	Number of Shares Owned Beneficially	Percentages Of Outstanding Shares

E. Morgan Skinner, Jr. President, CEO, Director	6,753,408(1)	38.7%

Lavon Randall Secretary, Director	5,813,408(2)	33.3%

Jeffrey B. Bate Director	350,000	2.0%

R. Michael Bull Principal Accounting Officer	787,500	4.5%

All Executive Officers and directors as a group (4 people)		78.4%

1.	E. Morgan Skinner, Jr. is the trustee of Bear River Trust and beneficially owns 6,753,408 shares of our common stock under the Bear River Trust.
2.	Lavon Randall is the trustee of the Randall Family Trust and beneficially owns 5,813,408 shares of our common stock under the Randall Family Trust.

Item 12.  Certain Relationships and Related Transactions.

On December 20, 2004, the Board of Directors issued 2,100,000 shares of common stock valued at $.285 per share for bonuses to our key employees.  Mr. Lavon Randall, Secretary and Director, received 875,000 shares valued at $250,000. Mr. E. Morgan Skinner, Jr., Chief Executive Officer and Director, received 875,000 shares valued at $250,000, and Mr. R. Michael Bull, Principal Accounting Officer received 350,000 shares valued at $100,000.

Our executive officers, directors and certain stockholders, and entities that they control, lend us money and enter into transactions with us from time to time. As of December 31, 2005 we were obligated to following persons in the amount set forth below, including accrued and unpaid interest:

Name and Relationship	Amount

E. Morgan Skinner, Jr. CEO and President*	$124,080
Lavon Randall, Director	$498,649
Jeffrey B. Bate, Director*	$52,636

* Mr. Jeffrey Bate is the step son of Mr. E. Morgan Skinner, Jr.

Item 13.  Exhibits.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (Incorporated by reference to Registration Statement No. 333-125907)
3.2	Restated Articles of Incorporation (Incorporated by reference to Registration Statement No. 333-125907)
3.3	By-Laws (Incorporated by reference to Registration Statement No. 333-125907)
3.4	Amended By-Laws (Incorporated by reference to Registration Statement No. 333-125907)
4.1	Specimen Stock Certificate for Common Stock, $.001 par value (Incorporated by reference to Registration Statement No. 333-125907)
10.1	Form of 1998 Employee Stock Option Plan (Incorporated by reference to Registration Statement No. 333-125907)
10.2
Purchase agreement, dated January 7, 2003, regarding our acquisition of Diamond Broadcasting Corporation; currently a subsidiary of ours (Incorporated by reference to Registration Statement No. 333-125907)

10.3	Promissory Note and Related Agreements, dated July 23, 2004, pursuant to loan we agreed to receive from US Capital, Incorporated (Incorporated by reference to Registration Statement No. 333-125907)
10.4	First Modification of Promissory Note and Agreements with US Capital, Incorporated, dated September 23, 2004 ((Incorporated by reference to Registration Statement No. 333-125907)
10.5	Second Modification of Promissory Note and Agreements with US Capital, Incorporated, dated March 14, (Incorporated by reference to Registration Statement No. 333-125907)
10.6	KUPA(AM) 1370 kHz, Broadcast License (Incorporated by reference to Registration Statement No. 333-125907)
10.7	KENT(AM) 1400 kHz, Broadcast License (Incorporated by reference to Registration Statement No. 333-125907)
10.8	KITT(FM) 100.1 MHz, Broadcast Station Construction Permit (Incorporated by reference to Registration Statement No. 333-125907)
10.9	Option Agreement, dated March 3, 2004, between us and Eagle Bluff Enterprise (Incorporated by reference to Registration Statement No. 333-125907)
10.10	Option Agreement, dated November 18, 2004, between us, Diamond (our subsidiary), and Eastern Sierra Broadcasting (Incorporated by reference to Registration Statement No. 333-125907)
10.11	Option Agreement, dated March 3, 2005, between us and Lakeshore Media, LLC (Incorporated by reference to Registration Statement No. 333-125907)
10.12	KENT(AM) 1400 kHz - Transmitter & Tower site lease (Incorporated by reference to Registration Statement No. 333-125907)
10.13	KNFL(AM) 1470 kHz - Transmitter & Tower site lease (Incorporated by reference to Registration Statement No. 333-125907)
10.14	KPTO(AM) 1440 kHz - Transmitter & Tower site lease (Incorporated by reference to Registration Statement No. 333-125907)
10.15	Service Agreement dated June 30, 2004 between Legacy Communications Corporation and GoPublicToday.com, Inc. (Incorporated by reference to Registration Statement No. 333-125907)
10.16	Form of Subscription Agreement (Incorporated by reference to Registration Statement No. 333-125907)
10.17	Option Agreement dated August 22, 2005 between our subsidiary, AM Radio 790, Inc., and Beasley Broadcasting of Nevada, LLC (Incorporated by reference to Registration Statement No. 333-125907)
10.18	Asset Purchase Agreement dated June 30, 2005 between us and Broadcast Corporation of America (Incorporated by reference to Registration Statement No. 333-125907)
10.19	Amended Asset Purchase Agreement dated October 3, 2005 between us and Broadcast Corporation of America (Incorporated by reference to Registration Statement No. 333-125907)
10.20	Amendment to Option Agreement dated September 27, 2005 between us and Lakeshore Media, LLC (Incorporated by reference to Registration Statement No. 333-125907)
10.21	Asset Purchase Agreement dated June 15, 2004 between our subsidiary, AM Radio 1490, Inc. and Bible Broadcasting Network, Inc. (Incorporated by reference to Registration Statement No. 333-125907)
10.22
Amendment dated October 24, 2005 to Asset Purchase Agreement between our subsidiary AM Radio 1490, Inc. and Bible Broadcasting Network, Inc. (Incorporated by reference to Registration Statement No. 333-125907)

21.1*	Subsidiaries of the Issuer
31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer
31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer
32.1*	Certification required by Rule 13a-14(b)

*	As Filed Herewith

Item 14. Principal Accountant Fees and Services.

The Company paid the following fees to its principal independent accountants for services during the fiscal years ended December 31, 2005 and December 31, 2004.

	Year Ended December 31,
Description of Fees	2005	2004

Audit Fees	$20,924	$20,847
Audit Related Fees	$12,310	—
Tax Fees	$6,732	$1,478
All Other Fees	—	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY COMMUNICATIONS CORPORATION

Date: March 31, 2006	/s/ E. Morgan Skinner, Jr. By: ___________________________ Name: E. Morgan Skinner, Jr. Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2006	/s/ E. Morgan Skinner, Jr. By: __________________________ Name: E. Morgan Skinner, Jr. Title: Chief Executive Officer Director

Date: March 31, 2006	/s/ R. Michael Bull By: __________________________ Name: R. Michael Bull Title: Principal Accounting Officer

Date: March 31, 2006	/s/ E. Morgan Skinner, Jr. By: __________________________ Name: E. Morgan Skinner, Jr. Title: Chief Financial Officer

Date: March 31, 2006	/s/ Lavon Randall By: __________________________ Name: Lavon Randall Title: Director

Date: March 31, 2006	/s/ Jeffrey B. Bate By: _________________________ Name: Jeffrey B. Bate Title: Director