Form 10QSB
period 2006-03-31
LEGACY COMMUNICATIONS CORP
filed 2006-05-12
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number 333-125907

LEGACY COMMUNICATIONS CORPORATION (Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	87-0579824 (IRS Employer Identification No.)

210 North 1000 East St. George, UT 84770 (Address of Principal Executive Offices)

(435) 628-1000 (Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: Yes [ ] No [X]

As of May 12, 2006, there were outstanding 17,474,172 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

PART I
FINANCIAL INFORMATION

Item1. Financial Statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2006	December 31, 2005
	(Unaudited)
CURRENT ASSETS

Cash	$17,814	$2,532
Escrow construction reserve	123,461	243,437
Escrowed deposits on station sales	200,000	200,000
Escrowed deposits on station purchases	40,000	40,000
Prepaid expenses	7,420	30,419

Total Current Assets	388,695	516,388

PROPERTY AND EQUIPMENT - NET	508,763	527,818

OTHER ASSETS

FCC licenses - Net	402,444	463,350
Deposits	10,700	27,200
Deferred tax asset	828,529	828,529
Construction in progress	327,269	120,803

Total Other Assets	1,568,942	1,439,882

TOTAL ASSETS	$2,466,400	$2,484,088

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31, 2006	December 31, 2005
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$526,769	$356,805
Accrued liabilities	984,753	960,383
Other liabilities	74,254	72,471
Other liabilities - related party	179,514	177,936
Deposits on station sales	635,000	600,000
Income tax payable	49,400	49,400
Liabilities of subsidiaries in bankruptcy	981,860	981,860
Notes payable - related parties	459,775	454,775
Notes payable - current	1,709,550	1,709,513
Accrued interest payable	832,750	802,690

Total Current Liabilities	6,433,625	6,165,833

LONG-TERM LIABILITY

Notes payable	14,435	15,736

Total Long-Term Liability	14,435	15,736

Total Liabilities	6,448,060	6,181,569

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; 5,000,000 shares authorized at $0.001 par value, no shares outstanding	-	-
Common stock, 50,000,000 shares authorized at $0.001 par value, 17,474,172 and 17,174,172 shares issued and outstanding, respectively	17,474	17,174
Additional paid in capital	5,065,375	4,765,675
Deferred consulting services	-	(22,505)
Accumulated deficit	(9,064,509)	(8,457,825)

Total Stockholders’ Equity (Deficit)	(3,981,660)	(3,697,481)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,466,400	$2,484,088

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2006	2005

REVENUE

Other revenue	$28,500	$7,474

Total Revenue	28,500	7,474

EXPENSES

Depreciation and amortization	82,809	66,782
General and administrative	412,242	70,555
Salaries and personnel costs	63,305	54,026

Total Expenses	558,356	191,363

LOSS FROM OPERATIONS	(529,856)	(183,889)

OTHER INCOME (EXPENSE)

Interest expense	(76,828)	(48,150)

Total Other Income (Expense)	(76,828)	(48,150)

LOSS BEFORE INCOME TAXES	(606,684)	(232,039)

Income tax	-	-

NET LOSS	$(606,684)	$(232,029)

BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,385,286	14,652,314

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Deferred Consulting	Accumulated
	Shares	Amount	Capital	Services	Deficit

Balance, December 31, 2005	17,174,172	$17,174	$4,765,675	$(22,505)	$(8,457,825)

Common stock issued to officers and directors for bonus (Unaudited)	200,000	200	199,800	-	-

Common stock issued pursuant to management contract (Unaudited)	100,000	100	99,900	-	-

Amortization of deferred consulting services (Unaudited)	-	-	-	22,505	-

Net loss for the three months ended March 31, 2006 (Unaudited)	-	-	-	-	(606,684)

Balance, March 31, 2006 (Unaudited)	17,474,172	$17,474	$5,065,375	-	$(9,064,509)

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(606,684)	$(232,039)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82,809	66,782
Amortization of deferred consulting services	22,505	-
Shares issued pursuant to management contract	100,000	-
Shares issued for bonuses	200,000	-
Changes in assets and liabilities:
(Increase) decrease in accounts and other receivables	-	1,534
(Increase) decrease in escrow deposits	119,977	-
(Increase) decrease in prepaid expenses	22,999	-
(Increase) decrease in deposits/other assets	16,500	-
Increase (decrease) in accounts payable	169,964	24,714
Increase (decrease) in accrued expenses	24,370	(22,074)
Increase (decrease) in accrued interest payable	30,060	13,972
Increase (decrease) in other liabilities	3,359	52,338
Purchase of station assets	(209,314)	(111,231)
Increase in deposits on station sales	35,000	100,000

Net Cash Provided (Used) by Operating Activities	11,545	(106,004)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related parties - short term notes payable	5,000	-
Repayment of notes payable	(1,263)	(1,253)
Proceeds from notes payable	-	130,500

Net Cash Provided by Financing Activities	3,737	129,247

INCREASE (DECREASE IN CASH	15,282	23,243

CASH AT BEGINNING OF PERIOD	2,532	23,760

CASH AT END OF PERIOD	$17,814	$47,003

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
		(Restated)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

CASH PAID FOR:

Interest	$46,022	$34,179
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - RELATED PARTY BALANCES

At March 31, 2006, the Company had the following balances due to related parties:

Various other payables due to shareholders	$106,000
Accrued interest on payables due to shareholders ranging from 5.1% to 7.5%	73,514

Related Party Balance - Net Liability	$179,514

NOTE 3 - NOTES PAYABLE - RELATED PARTIES

At March 31, 2006, the Company had the following notes payable due to related parties:

Various other payables due to shareholders, non-interest bearing, unsecured and due on demand.	$52,000

Short term notes due to President, bearing interest at 10.50%, unsecured and due on demand.	119,775

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	210,000

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	18,000

Notes due to shareholders, bearing interest at 8.00%, unsecured and due on demand.	60,000

Total Notes Payable - related party	$459,775

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 3 - NOTES PAYABLE - RELATED PARTIES (Continued)

Accrued interest of $295,366 is due to these related parties and is recorded in the accrued interest payable.

NOTE 4 - EQUITY ISSUANCES

During the three months ended March 31, 2006, the Company issued shares of common stock to officers and directors. The shares were valued at $1.00 per share, which was the deemed value of the bonus.

During the three months ended March 31, 2006, the Company issued 100,000 shares of common stock to an individual in anticipation of the closing of the sale of a radio station. The shares were valued at $1.00 per share.

NOTE 5 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses through December 2001, and has a working capital deficit at March 31, 2006. Net income reported at December 31, 2004 was due to gain on sale of assets. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon collecting funds due the Company under the Option Agreement with Lakeshore Media, LLC dated March 6, 2005 and the Option Agreement with Beasley Broadcasting Group, Inc. dated August 27, 2005, and obtaining additional capital to fund current and future operations.

In order to execute the Company’s business model, it needs to continue to make additional acquisitions and improvements to its broadcast operations and facilities. Some of these acquisitions and improvements include:

•	Renovation of the offices, studios and transmission equipment of KOGN(AM)(formerlyKYFO), 1490kHz, Ogden, UT purchased from the Bible Broadcasting Network on April 10, 2006.
•	Consolidation of the offices and studio facilities of KNFL(AM), 1470kHz, Tremonton, UT with KOGN(AM) 1490kHz, Ogden, UT.
•
Acquire the license for the new HD Radio technology enabling each AM and FM radio station to broadcast programming digitally - a tremendous technological leap from the familiar analog broadcasts of the past. Digital broadcasting provides listeners with new wireless data services and radically improved audio quality and reception. The Federal Communications Commission (FCC) approved HD Radio technology in 2002 and the commercial rollout of the technology began in 2003 when AM and FM radio stations around the country began digital broadcasts.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 5 - GOING CONCERN (Continued)

•
Develop and operate two (2) of four construction permits for new AM radio stations purchased under the option agreement dated November 18, 2004 with Eastern Sierra Broadcasting. The new radio stations are; KBSP(AM), 1340kHz, Bishop, CA and KIFO(AM), 1450kHZ, Hawthorne, NV.  The construction permits will be built out and the stations operated and sold as a regional cluster and profit center.

•	The Company will continue to seek out, acquire, develop and operate AM and FM radio station licenses and/or permits which the Company determines have strategic growth potential.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraphs and secure additional funding sources and attaining profitable operations. The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue a going concern.

NOTE 6 - RESTATED MARCH 2005 FINANCIALS

There was $100,000 of previously recognized income for the three months ended March 31, 2005 that was reclassified to a deposit on station sales pursuant to the December 31, 2005 year-end audit. These changes have been reflected within the Consolidated Statement of Operations for the three months ended March 31, 2005 within this report.

	For the Three Months Ended March 31, 2005
	Previously reported	As restated

Net loss	$(132,039)	(232,039)
Loss per share	$(.01)	(.02)
Total Liabilities	$4,902,614	5,002,614
Net Equity (Deficit)	$(3,202,711)	(3,302,711)

NOTE 7 - SUBSEQUENT EVENTS

The following is a list of material subsequent events:

•
An option fee of $50,000 due from Lakeshore Media Company, LLC on February 28, 2006 was not paid timely as required by the Amended Asset Purchase Agreement dated September 27, 2005. The option fee of $8,000 due May 1, 2006 was not received timely pursuant to the Option Purchase Agreement dated March 6, 2005 as Amended. Lakeshore was given notice of its breach of the Option Purchase Agreement as Amended for the purchase of the assets of AM Radio 1440, Inc. licensee of KPTO(AM), 1440kHz, Pocatello, ID and Tri-State Media Corporation licensee of KITT(FM), 100.1MHz, Soda Springs, ID. The Company received the option fee of $8,000 including late charges of $900, which was due May 1st plus an additional $35,000 of the $50,000 due February 28, 2006. Lakeshore Media has committed to the balance due of $15,000 on or before May 15, 2006.

9

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 7 - SUBSEQUENT EVENTS (Continued)

•
On January 9, 2006 the Company exercised its option to purchase a construction permit for a new AM radio station at 1340kHz authorized to serve the community of Bishop, California. An assignment application filed by Radio 1340, LLC, a wholly owned subsidiary of the Company, with the FCC for the purchase of the permit was granted on March 1, 2006. The FCC Final Rule and Order of the assignment occurred on April 10, 2006 and the Company completed the purchase of KBSP(AM), 1340 kHz, Bishop, CA on April 14, 2006.

•
On January 27, 2006 the Company exercised its option to purchase a construction permit for a new AM radio station at 1450kHz authorized to serve the community of Hawthorne, Nevada. An assignment application filed by Radio 1450, LLC, a wholly owned subsidiary of the Company, was granted by the FCC on March 15, 2006. The FCC Final Rule and Order of the assignment occurred on May 1, 2006 and the Company completed the purchase of KIFO(AM), 1450kHz, Hawthorne, NV on May 3, 2006.

•
On March 23, 2006 the Company exercised its option to purchase a construction permit for a new AM radio station at 1240kHz authorized to serve the community of Beatty, Nevada. An assignment application filed by Radio 1240, LLC, a wholly owned subsidiary of the Company, was granted by the FCC on May 3, 2006. The FCC Final Rule and Order of the assignment is expected to be granted on or about June 13, 2006.

•
On April 3, 2006 the Company through its subsidiary AM Radio 1490, Inc. borrowed $603,500 from US Capital, Incorporated for a term of six months at 14% interest for use in the purchase and upgrade of KYFO(AM), 1490kHz, Ogden, UT.

•
On April 10, 2006 the Company through it subsidiary AM Radio 1490, Inc. purchased the assets of radio station KYFO(AM), 1490kHz, Ogden, UT from the Bible Broadcasting Network pursuant to the Asset Purchase Agreement dated July 15, 2004 as amended May 31, 2005 and October 15, 2005 for $520,000. Funding for the purchase came from the proceeds of a loan by US Capital, Incorporated in the amount of $603,500.

•
On April 10, 2006 the Company assisted Eagle Bluff Enterprises, Inc., licensee of KACE(AM), 1310kHz, Birch Tree, MO, restore the station to the air under an FCC temporary authorization “STA” using only a “long-wire” antenna. The restoration of service was required to preserve the station’s broadcast license which would have been cancelled on April 15, 2006 by law for having been continuously silent for 365 days. The station was restored to normal programming via long-wire on April 14, 2006 because of the loss of a tower site by the station. On April 26, 2006 the FCC granted the renewal of the station’s broadcast license, which will expire February 1, 2013 in the next broadcast license renewal cycle. The Company has agreed to exercise its option to purchase the station on or before December 31, 2006 and reimburse the licensee the expenses associated with getting the station back on the air and operating.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

NOTE 7 - SUBSEQUENT EVENTS (Continued)

•
On April 10, 2006, AM Radio 790, Inc. a subsidiary of the Company, filed a tolling request with the FCC to stay the expiration date (May 20, 2006) of the construction permit for KBET(AM), 790kHz, Winchester, NV as a result of a “Stop Order” issued by the US Bureau of Reclamation halting construction work until the Endangered Species desert tortoise exclusion fence could be completed around the perimeter of the tower site property. On April 21, 2006 the FCC denied the tolling request but extended the expiration date to June 20, 2006 for the construction of the station.

•
On April 12, 2006 the Company completed the asset sale of radio station KUPA(AM), 1370kHz, Pearl City, HI to Broadcasting Corporation of America for $675,000 pursuant to the asset purchase agreement dated June 29, 2005 as amended September 28, 2005 and March 31, 2006.

•
On April 25, 2006 the Company entered into an agreement with Spartan Securities Group, Ltd for the sponsorship of the Company in filing a Form 211 application with the National Association of Securities Dealers (“NASD”) to grant a ticker symbol for public trading. The application was filed on May 5, 2006.

•
On April 26, 2006 the Company entered into an agreement with Island Stock Transfer Company to become the stock transfer agent of record upon being granted a symbol by the NASD to trade. The agreement provides for a setup fee of $2,000 and 100, 000 restricted shares of the Company’s common stock.

•
On May 8, 2006 the Company through its subsidiary Radio 1340, LLC permitee of KBSP(AM), 1340kHz, Bishop, CA negotiated a loan for $250,000 from Paragon Advertising & Communication, Inc., Florence, Kentucky for use in the build out of the construction permit for KBET(AM), 790kHz, Winchester, NV and operating expenses of the Company. The loan fee for the $250,000 promissory note signed on May 8, 2006 is $6,250. Principal and interest for the loan are due and payable on or before October 31, 2006.

•
On May 9, 2006 the Company entered into an agreement with US Capital, Incorporated, Boulder, CO to modify and extend a loan in the amount of $750,000 to be used in the repayment of the loan agreement with Tri-State Media corporation which will be used in the operation of the Company and completion of construction in the build out of KBET(AM), 790kHz, Winchester, NV.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

Item 2. Management’s Discussion and Analysis or Plan of Operations.

This Quarterly Report on Form 10-QSB includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may”, “believe”, “expect”, “intend”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements include, but are not limited to, the risk factors described in the Company’s Annual Report on Form 10-KSB and in this report. The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein and in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Total revenue for the three months ended March 31, 2006 increased by $21,026 or 281.3% to $28,500 compared to $7,474 for the three months ended March 31, 2005. Total revenue for the first three months of Fiscal 2006 consisted primarily of payments under an option agreement relating to radio station KITT(FM) and radio station KPTO(AM). There were no proceeds from sales of radio stations in the first three months of Fiscal 2006 or Fiscal 2005 and previously reported revenues of $100,000 during the first three months of Fiscal 2005 were reclassified as a deposit on a future sale as a result of the year-end audit.

Operating Expenses for the three months ended March 31, 2006 increased $366,993 or 191.8% to $558,356 compared to $191,363 for the three months ended March 31, 2005. This increase is primarily the result of a $341,687 increase in general and administrative expenses which arose from a $200,000 non-cash charge relating to the issuance of 200,000 shares of our common stock as a bonus to our officers, a $100,000 non-cash charge relating to the issuance of 100,000 shares of our common stock issued pursuant to a management contract, and the recognition of $22,505 in deferred consulting expenses. In addition, we incurred increases in legal and professional expenses as a result of the registration and subsequent withdrawal of an offering of our common stock during the first quarter of Fiscal 2006 and from preparing and filing reports under the Exchange Act. Depreciation and amortization expenses increased by $16,027 or 24.0% as a result of the increased amount capitalized for FCC licenses and salaries and personnel costs increased by $9,279 or 17.2% as a result of higher employment levels during the current year. Other expenses for the three months ended March 31, 2006 increased $28,678 or 59.6% primarily as a result of interest on the higher level of indebtedness in Fiscal 2006.

As a result of the increase in operating and other expenses, net losses for the first three months of Fiscal 2006 increased $374,645 or 161.5% to $606,684 compared to losses of $ 232,039 for the first three months of Fiscal 2005.

Revenues and costs during the three months ending March 31 of each year are not necessarily indicative of annual performance because our revenues are recognized upon the completion of the sale of radio stations.  Each transaction results in the recognition of significant revenue relating to that transaction. Most expenses are recorded as incurred and accrue during the negotiation and closing of each transaction. Accordingly, any period in which a sale of a radio station occurs may reflect a significant increase in revenue that is disproportionate to the expenses incurred in that period.  The foregoing results of operations should not be considered indicative of the results that would be obtained for the entire year.

Liquidity and Capital Resources

As of March 31, 2006 we had accumulated operating deficits of $9,064,509, a stockholders’ deficit of $3,981,660 and a working capital deficit of $6,044,930.

During the three months ended March 31, 2006, our operating activities generated $11,545 in cash. Cash receipts in excess of cash expenditures arose primarily as a result of a $169,964 increase in accounts payable, a $119,977 reduction in escrow deposits, and the use of shares of our common stock to compensate our officers and directors and pay certain expenses under a management contract. Cash provided by financing activities was $3,737 during the three months ended March 31, 2006. As a result, we recorded a net increase in cash reserves of $15,282 during the first quarter of Fiscal 2006.

As of March 31, 2006 our total liabilities were $6,448,060, of which $6,433,625 were due on demand or within 12 months. We do not expect to have any obligation for the net liabilities of $981,860 of Red Fern Productions, Inc. as a result of the Chapter 7 proceedings. As funds are generated from the sale of radio stations, they will be applied to reduce outstanding indebtedness. We believe that the funds generated from the sale of radio stations will be sufficient to fund all current obligations.

We have received commitments for a $603,500 loan from US Capital, Incorporated to be used for the purchase and upgrade of KYFO(AM), 1490 kHz, Ogden, UT and KNFL(AM), 1470 kHz, Tremonton, UT, and a $358,000 loan to be used to complete the construction of KBET(AM), 790 kHz, Winchester, NV. Both loans will be secured by the assets of the radio stations to which they relate and will be repaid upon the sale of the radio stations. The purchase of KYFO(AM) was completed on April 10, 2006 using proceeds from the loan by US Capital.

We completed the sale of KUPA(AM), 1370kHz, Pearl City, HI on April 12, 2006 and received proceeds of $675,000. We have exercised options to acquire three construction permits and presently hold an option to acquire one additional construction permit when and if granted to Eastern Sierra Broadcasting Corporation by the FCC. We completed the purchase of the construction permit for KBSP(AM), 1340kHz, Bishop, CA on April 14, 2006 for $20,000 and the purchase of the construction permit for KIFO(AM), 1450kHz, Hawthorne, NV on May 3, 2006 for $13,000. The completion of the third option for KOAN(AM), 1240 kHz, Beatty, NV will require funding of $20.000 upon approval of the assignment by the FCC. We expect to incur construction costs of approximately $310,000, payable during the construction of the stations. In addition, we anticipate that the FCC will grant to us two construction permits pursuant to long-form applications submitted in connection with short-form expressions of interest that were granted singleton status. We do not anticipate significant additional costs relating to the acquisition of the construction permits for these stations but estimated construction costs are $390,000. Although we do not have any commitments or identified sources of additional capital from third parties for these requirements, we believe that debt financing will be available if necessary until funds from other sources are available.

We currently require approximately $44,650 per month to continue operations. We expect our cash requirements to increase to approximately $55,500 per month as additional radio stations are licensed and commence full operation. Our current cash reserves are not sufficient to fund our cash requirements for next 12 months and we will require additional funding of approximately $610,000 to continue operations. We expect that such funds will be provided from sales of radio stations and from additional debt or equity financing. We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders if such funds are not available. Additional financing may not be available to us on favorable terms, if at all. In the event that we are not able to obtain the necessary funds, we will consider winding up and liquidation of all assets.

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

Our ability to continue as a going concern is dependent upon our completing the sale of radio stations pursuant to the following outstanding option agreements:

Radio Station	Expected Sales	Current Investment	Estimated Cost to be Incurred	Expected Completion Date

KBET(AM), 790 kHz Winchester (Las Vegas), NV	$2,500,000	$54,314	$398,000	10/01/2006

KPTO(AM), 1440 kHz Pocatello, ID	$500,000	$246,504	$-0-	09/01/2006

KITT(FM), 1001 MHz Soda Springs, ID	$1,000,000	$276,828	$-0-	09/01/2006

Item 3. Controls and Procedures.

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

Our management, with the participation of our President and Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report and measured their effectiveness based on the types of additional disclosures that were required and not previously made. Based on that evaluation, our President and Chief Executive Officer and our Chief Accounting Officer have concluded that all reportable information was recorded, processed, summarized and disclosed within the time periods required and that these disclosure controls and procedures are effective as of the end of the period covered by this report and our disclosure controls provide reasonable assurance that reportable events have been disclosed in a timely manner.

We have also adopted and implemented internal accounting policies and procedures that limit the personal authority of our employees to engage in transactions without prior knowledge and authorization by our Board of Directors, require regular and periodic inventory and accounting for our assets, provide for the prompt entry of all transactions in our books and records by qualified personnel, establish a division of accounting and treasury functions between personnel and restrict related parties from engaging in both accounting and treasury functions, and periodically verify the validity of our books and records through review of accounting entries by unrelated employees from different functional areas. The implementation and review of these policies is under the direction of our Board of Directors, who periodically review the performance of our President and Chief Executive Officer, Chief Accounting Officer against the requirements of these controls. These policies and procedures are designed to provide reasonable assurance regarding the reliability of financial statements and that all transactions are properly and timely reflected in our books, that receipts and expenditures are being made in accordance with authorizations of our management and our directors, and that any unauthorized acquisition, use or disposition of our assets will be promptly detected. No changes have been made in our internal control over financial reporting during the period covered by this report that have had a material affect or are reasonably likely to have a material affect on our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains the names, number of shares, dates and consideration paid for common stock by persons who purchased securities in private placements during the period covered by this report. All such transactions were exempt from registration under the Securities Act under Section 4(2) as transactions not involving a public offering because of the limited number of persons involved in each transaction, our relationship with such persons, access to information about that would have been available in a public offering our stock, and the absence of any public solicitation or advertising.

Purchaser	Number of Shares	Consideration	Date
Keith Martindale	100,000	Services rendered pursuant to a management contract	01/09/06

Randall Family Trust, Lavon Randall Trustee	100,000	Bonus compensation	02/28/06

Bear River Trust, E. Morgan Skinner, Jr. Trustee	100,000	Bonus compensation	02/28/06

Item 6. Exhibits.

Exhibit	Description

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)

* Filed herewith
SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY COMMUNICATIONS CORPORATION

Date: May 12, 2006	By:	/s/ E. Morgan Skinner, Jr.
	Name:	E. Morgan Skinner, Jr.
	Title:	President and Chief Executive Officer Principal Financial Officer

/s/ R. Michael Bull
	Name:	R. Michael Bull
	Title:	Principal Accounting Officer