Form 10QSB/A
period 2006-03-31
LEGACY COMMUNICATIONS CORP
filed 2006-05-12
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A

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
		(Restated)
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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraphs and secure additional funding sources and attaining profitable operations. The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 - RESTATED MARCH 2005 FINANCIALS

There was $100,000 of previously recognized income for the three months ended March 31, 2005 that was reclassified to a deposit on station sales pursuant to the December 31, 2005 year-end audit. These changes have been reflected within the Consolidated Statement of Operations for the three months ended March 31, 2005 within this report.

	For the Three Months Ended March 31, 2005
	Previously reported	As restated

Net loss	$(132,039)	$(232,039)
Loss per share	$(.01)	$(.02)
Total Liabilities	$4,902,614	$5,002,614
Net Equity (Deficit)	$(3,202,711)	$(3,302,711)

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

•
On April 26, 2006 the Company entered into an agreement with Island Stock Transfer Company to become the stock transfer agent of record upon being granted a symbol by the NASD to trade. The agreement provides for a setup fee of $2,000 and 100,000 restricted shares of the Company’s common stock.

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

•
On May 9, 2006 the Company entered into a lettter of intent with US Capital, Incorporated, Boulder, CO to increase the principal amount of an existing loan from $589,673 to $750,000 and extend its maturity from April 28, 2006 to July 31, 2006. Proceeds from the increase will be used in the operation of the Company and completion of construction in the build out of KBET(AM), 790kHz, Winchester, NV.

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

We completed the sale of KUPA(AM), 1370kHz, Pearl City, HI on April 12, 2006 and received proceeds of $675,000. We have exercised options to acquire three construction permits and presently hold an option to acquire one additional construction permit when and if granted to Eastern Sierra Broadcasting Corporation by the FCC. We completed the purchase of the construction permit for KBSP(AM), 1340kHz, Bishop, CA on April 14, 2006 for $20,000 and the purchase of the construction permit for KIFO(AM), 1450kHz, Hawthorne, NV on May 3, 2006 for $13,000. The completion of the third option for KDAN(AM), 1240 kHz, Beatty, NV will require funding of $20.000 upon approval of the assignment by the FCC. We expect to incur construction costs of approximately $310,000, payable during the construction of the stations. In addition, we anticipate that the FCC will grant to us two construction permits pursuant to long-form applications submitted in connection with short-form expressions of interest that were granted singleton status. We do not anticipate significant additional costs relating to the acquisition of the construction permits for these stations but estimated construction costs are $390,000. Although we do not have any commitments or identified sources of additional capital from third parties for these requirements, we believe that debt financing will be available if necessary until funds from other sources are available.

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