Form 10QSB
period 2006-06-30
LEGACY COMMUNICATIONS CORP
filed 2006-08-10
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-52051

LEGACY COMMUNICATIONS CORPORATION (Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	87-0579824 (IRS Employer Identification No.)

210 North 1000 East St. George, UT 84770 (Address of Principal Executive Offices)

(435) 628-1000 (Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: Yes ☐ No ☒

As of August 14, 2006, there were outstanding 17,389,172 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2006	December 31, 2005
	(Unaudited)
CURRENT ASSETS

Cash	$1,220	$2,532
Escrow construction reserve	-	243,437
Escrowed deposits on station sales	200,000	200,000
Escrowed deposits on station purchases	-	40,000
Prepaid expenses	51,385	30,419

Total Current Assets	252,605	516,388

PROPERTY AND EQUIPMENT - NET	660,548	527,818

OTHER ASSETS

FCC licenses - Net	648,957	463,350
Deposits	5,900	27,200
Deferred tax asset	828,529	828,529
Construction in progress	594,334	120,803

Total Other Assets	2,077,720	1,439,882

TOTAL ASSETS	$2,990,873	$2,484,088

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30, 2006	December 31, 2005
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$477,826	$356,805
Accrued liabilities	1,003,515	960,383
Other liabilities	79,345	72,471
Other liabilities - related party	181,093	177,936
Deposits on station sales	250,000	600,000
Income tax payable	49,400	49,400
Liabilities of subsidiaries in bankruptcy	981,860	981,860
Notes payable - related parties	459,775	454,775
Notes payable - current	2,169,751	1,709,513
Accrued interest payable	854,849	802,690

Total Current Liabilities	6,507,414	6,165,833

LONG-TERM LIABILITY

Notes payable	13,211	15,736

Total Long-Term Liability	13,211	15,736

Total Liabilities	6,520,625	6,181,569

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, 5,000,000 shares authorized at $0.001 par value, no shares outstanding	-	-
Common stock, 50,000,000 shares authorized at $0.001 par value, 17,389,172 and 17,174,172 shares issued and outstanding, respectively	17,389	17,174
Additional paid in capital	4,980,460	4,765,675
Deferred consulting services	-	(22,505)
Accumulated deficit	(8,527,601)	(8,457,825)

Total Stockholders’ Equity (Deficit)	(3,529,752)	(3,697,481)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,990,873	$2,484,088

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
REVENUE

Gain on sale of stations	$516,094	$-	$516,094	$-
Other revenue	372,682	31,474	344,182	24,000

Total Revenue	888,776	31,474	860,276	24,000

EXPENSES

Depreciation and amortization	129,745	134,121	46,936	67,339
General and administrative	541,476	407,082	129,234	336,527
Salaries and personnel costs	126,908	118,508	63,603	64,482

Total Expenses	798,129	659,711	239,773	468,348

GAIN (LOSS) FROM OPERATIONS	90,467	(628,237)	620,503	(444,348)

OTHER INCOME (EXPENSE)
Interest expense	(160,423)	(92,777)	(83,595)	(44,627)

Total Other Income (Expense)	(160,423)	(92,777)	(83,595)	(44,627)

INCOME (LOSS) BEFORE INCOME TAXES	(69,776)	(721,014)	536,908	(488,975)

Income tax	-	-	-	-

NET INCOME (LOSS)	$(69,776)	$(721,014)	$536,908	$(488,975)

BASIC AND FULLY DILUTED GAIN (LOSS) PER SHARE	$(0.01)	$(0.05)	$0.03	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,399,282	17,174,172	17,486,889	17,174,172

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deferred Consulting Services	Accumulated Deficit
Balance, December 31, 2005	17,174,172	$17,174	$4,765,675	$(22,505)	$(8,457,825)

Common stock issued to officers and directors for bonus (Unaudited)	200,000	200	199,800	-	-

Common stock issued pursuant to management contract (Unaudited)	100,000	100	99,900	-	-

Amortization of deferred consulting services (Unaudited)	-	-	-	22,505	-

Common stock issued pursuant to loan agreement (Unaudited)	25,000	25	24,975	-	-

Common stock issued pursuant to service agreement (Unaudited)	100,000	100	99,900	-	-

Common stock cancelled following the renegotiated consulting agreement (Unaudited)	(250,000)	(250)	(249,750)	-	-

Common stock issued pursuant to service agreement (Unaudited)	40,000	40	39,960	-	-

Net loss for the six months ended June 30, 2006 (Unaudited)	-	-	-	-	(69,776)

Balance, June 30, 2006 (Unaudited)	17,389,172	$17,389	$4,980,460	-	$(8,527,601)

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(69,776)	$(721,014)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	129,745	134,121
Gain on sale of stations	(516,094)	-
Amortization of deferred consulting services	22,505	202,545
Shares issued pursuant to management contract	100,000	-
Shares issued for bonuses	200,000	-
Shares issued pursuant to loan agreement	25,000	-
Shares issued pursuant to service agreement	100,000	-
Shares surrendered pursuant to contract modification	(250,000)	-
Changes in assets and liabilities:
Decrease in accounts and other receivables	-	1,534
Decrease in escrow deposits	283,438	-
Increase in prepaid expenses	19,034	-
Decrease in deposits/other assets	21,300	-
Decrease in accounts payable	127,771	12,762
Increase (decrease) in accrued expenses	43,132	(3,580)
Increase in accrued interest payable	52,159	28,234
Increase in other liabilities	10,029	42,736
Proceeds from sale of station assets	675,000	-
Purchase of station assets	(1,080,519)	(144,421)
Increase (decrease) in deposits on station sales	(350,000)	300,000

Net Cash Provided (Used) by Operating Activities	(457,276)	(147,083)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related parties - short term notes payable	5,000	-
Repayment of notes payable	(562,863)	(2,464)
Proceeds from notes payable	1,013,827	130,500

Net Cash Provided by Financing Activities	455,964	28,036

INCREASE (DECREASE) IN CASH	(1,312)	(19,047)

CASH AT BEGINNING OF PERIOD	2,532	23,760

CASH AT END OF PERIOD	$1,220	$4,713

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
		(Restated)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

CASH PAID FOR:

Interest	$99,086	$44,409
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - RELATED PARTY BALANCES

At June 30, 2006, the Company had the following balances due to related parties:

Various other payables due to shareholders	$106,000
Accrued interest on payables due to shareholders ranging from 5.1% to 7.5%	75,093

Related Party Balance - Net Liability	$181,093

NOTE 3 - NOTES PAYABLE - RELATED PARTIES

At June 30, 2006, the Company had the following notes payable due to related parties:

Various notes due to shareholders, non-interest bearing, unsecured and due on demand.	$52,000

Short term notes due to President, bearing interest at 10.50%, unsecured and due on demand.	119,775

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	210,000

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	18,000

Notes due to shareholders, bearing interest at 8.00%, unsecured and due on demand.	60,000

Total Notes Payable - related party	$459,775

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

Accrued interest of $297,150 is due to these related parties and is recorded in the accrued interest payable.

NOTE 4 - EQUITY ISSUANCES

During the six months ended June 30, 2006, the Company issued 200,000 shares of common stock to officers and directors. The shares were valued at $1.00 per share, which was the deemed value of the bonus.

During the six months ended June 30, 2006, the Company issued 100,000 shares of common stock to an individual in anticipation of the closing of the sale of a radio station. The shares were valued at $1.00 per share.

During the six months ended June 30, 2006, the Company issued 25,000 shares of common stock to an individual pursuant to a loan agreement. The shares were valued at $1.00 per share.

During the six months ended June 30, 2006, the Company issued 100,000 shares of common stock to a corporation pursuant to a service agreement. The shares were valued at $1.00 per share.

During the six months ended June 30, 2006, the Company cancelled 250,000 shares of common stock from a corporation following the renegotiation of a consulting agreement. The shares were previously valued at $1.00 per share.

During the six months ended June 30, 2006, the Company issued 40,000 shares of common stock to a corporation pursuant to a service agreement. The shares were valued at $1.00 per share.

NOTE 5 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses through December 2001, and has a working capital deficit at June 30, 2006. Net income reported at December 31, 2004 was due to gain on sale of assets. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company collecting funds due the Company under the Option Agreement with Lakeshore Media, LLC dated March 6, 2005 subsequently amended September 27, 2005 converting the Option Agreement to a Sales Agreement and collecting the funds under the Option Agreement dated August 27, 2005 with Beasley Broadcasting Group, Inc. that requires the Company to complete construction of KBET 790 kHz, Winchester, NV (Las Vegas market) and obtaining additional capital to fund current and future operations.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

•
Develop and operate three (3) of four construction permits for new AM radio stations purchased from Eastern Sierra Broadcasting under the option agreement dated November 18, 2004. The new radio station construction permits acquired include: KBSP(AM) 1340kHz, Bishop, CA; KDAN(AM) 1240kHz, Beatty, NV; and KIFO(AM) 1450kHz, Hawthorne, NV.  The construction permits will be built out and the stations operated as a regional cluster profit center.

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

NOTE 6 - RESTATED JUNE 2005 FINANCIALS

There was $300,000 of previously recognized income for the six months ended June 30, 2005 that was reclassified to a deposit on station sales pursuant to the December 31, 2005 year-end audit. These changes have been reflected within the Consolidated Statement of Operations for the six months ended June 30, 2005 within this report.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

	For the Six Months Ended June 30, 2005
	Previously reported	As restated

Net loss	$(421,014)	$(721,014)
Loss per share	$(.02)	$(.05)
Total Liabilities	$4,912,604	$5,212,604
Net Equity (Deficit)	$(3,289,141)	$3,289,141)

NOTE 7 - MATERIAL EVENTS

The Company recognized a net gain of $516,094 on the sale of AM Radio 1370, Inc. during the quarter ended June 30, 2006.

During the six months ended June 30, 2006, the Option Purchase Agreement the Company had with Lakeshore Media Company, LLC for the purchase of the license of AM Radio 1440, Inc. went into default and was terminated. Due to the default, the Company retained the down payments received to date and recognized revenues of $335,000.

NOTE 8 - SUBSEQUENT EVENTS

The following is a list of material subsequent events:

•
An option fee of $50,000 due from Lakeshore Media Company, LLC on February 28, 2006 was not paid timely as required by the Amended Asset Purchase Agreement dated September 27, 2005. The option fee of $8,000 due May 1, 2006 was not received timely pursuant to the Option Purchase Agreement dated March 6, 2005 as amended. Lakeshore was given notice of its breach of the Option Purchase Agreement and the Amended Asset Purchase Agreement for the purchase of the assets of AM Radio 1440, Inc., licensee of KPTO(AM) 1440kHz, Pocatello, ID and Tri-State Media Corporation, licensee of KITT(FM) 100.1MHz, Soda Springs, ID on June 30, 2006. The balance owing under the Option Purchase Agreement and Amended Asset Purchase Agreement of $15,000 plus the monthly option fee of $8,000 and late charges of $100 daily accruing since May 1, 2006 resulted in a balance due as of June 30, 2006 of $29,100. Lakeshore has expressed the desire to reinstate the option agreement and purchase the radio stations as originally proposed. However, no agreement has been reached.

•
On April 10, 2006 the Company assisted Eagle Bluff Enterprises, Inc., licensee of KACE(AM) 1310kHz, Birch Tree, MO, in restoring the station to the air under an FCC temporary authorization “STA” using only a “long-wire” antenna. The restoration of service was required to preserve the station’s broadcast license which would have been cancelled on April 15, 2006 by law for having been continuously silent for 365 days. The station was restored to normal programming via long-wire on April 14, 2006 following the loss of a tower site by the station. On April 26, 2006 the FCC granted the renewal of the station’s broadcast license, which will expire February 1, 2013 within the next broadcast license renewal cycle. The Company has agreed to exercise its option to purchase the station on or before December 31, 2006 and reimburse the licensee the expenses associated with getting the station back on the air and operating.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

•
On April 10, 2006, AM Radio 790, Inc., a subsidiary of the Company, filed a tolling request with the FCC to stay the expiration date (May 20, 2006) of the construction permit for KBET(AM) 790kHz, Winchester, NV as a result of a “Stop Order” issued by the US Bureau of Reclamation halting construction work until the Endangered Species desert tortoise exclusion fence could be completed around the perimeter of the tower site property. On April 21, 2006 the FCC denied the tolling request but extended the expiration date to June 20, 2006 and subsequently to July 14, 2006. The Company filed FCC Form 302A, an application for Broadcast License, on July 14, 2006.

•
On July 7, 2006 and July 11, 2006, the Company entered additional loans from the President of $5,000 and $20,000, respectively, which were added to the existing Short Term Notes Payable - Related Parties in July 2006.

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

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

Total revenue for the three months ended June 30, 2006 increased by $836,276 to $860,276 compared to $24,000 for the three months ended June 30, 2005. This increase reflects the net gain on the sale of AM Radio 1370, Inc. ($516,094) and the reclassification of the deposits under the Option Agreement with Lakeshore Media Company LLC as revenues as a result of their default ($355,000). There were no sales of radio stations in the three months ended June 30, 2005 and previously reported revenues of $200,000 in that period were reclassified as a deposit on a future sale as a result of the year end audit.

Operating expenses for the three months ended June 30, 2006 decreased $228,575 to $239,773 compared to $468,348 for the three months ended June 30, 2005. This decrease was primarily the result of a decrease in general and administrative expenses relating to the payment of non-cash consulting fees ($202,545) payable to a third person and the decrease in depreciation and amortization ($20,403) relating to assets sold since June 30, 2005.

As a result of the increase in revenue and decrease in operating expenses we reported a gain from operations of $620,503 for the three months ended June 30, 2006 compared to a loss from operations of $444,348 for the three months ended June 30, 2005. Other expenses for the three months ended June 30, 2006 were $83,595 compared to $44,627 for the three months ended June 30, 2005 as a result of the greater level of indebtedness outstanding and the higher weighted average interest rate. The increase in other expenses did not offset the gain from operations and we reported net income of $536,908 for the three months ended June 30, 2006 compared to a net loss of $488,975 for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2006

Total revenue for the six months ended June 30, 2006 increased by $857,302 to $888,776 compared to $31,474 for the six months ended June 30, 2005. Total revenue for the first six months of Fiscal 2006 consisted primarily of the net gain on the sale of AM Radio 1370, Inc. ($516,094) and the reclassification of the deposits under the Option Agreement with Lakeshore Media Company LLC as revenues as a result of their default ($355,000) during the three months ended June 30, 2006. There were no sales of radio stations in the first six months of Fiscal 2005 and previously reported revenues of $300,000 during the first six months of Fiscal 2005 were reclassified as a deposit on a future sale as a result of the year-end audit.

Operating Expenses for the six months ended June 30, 2006 increased $138,418 to $798,129 compared to $659,711 for the six months ended June 30, 2005. This increase is primarily the result of a $134,394 increase in general and administrative expenses which arose from the $200,000 non-cash charge relating to the issuance of 200,000 shares of our common stock as a bonus to our officers, a $100,000 non-cash charge relating to the issuance of 100,000 shares of our common stock issued pursuant to a management contract, and the recognition of $22,505 in deferred consulting expenses during the first three months of Fiscal 2006. These increases more than offset the reduction in general and administrative expenses during the three months ended June 30, 2006. In addition, we incurred increases in legal and professional expenses as a result of the registration and subsequent withdrawal of an offering of our common stock during the first quarter of Fiscal 2006 and from preparing and filing reports under the Exchange Act. Depreciation and amortization expenses decreased by $4,376 as a result of the sale of AM Radio 1370, Inc. during the three months ended June 30, 2006. Salaries and personnel costs increased $8,400 reflecting higher employment levels during the first three months of Fiscal 2006.

As a result of the increase in revenues, the Company reported a gain from operations of $90,467 for the six months ended June 30, 2006 compared to a loss from operations of $628,237 for the six months ended June 30, 2005. Other expenses for the six months ended June 30, 2006 increased $67,646 primarily as a result of interest on the higher level of indebtedness in Fiscal 2006 and the Company reported a net loss of $69,776 for the six months ended June 30, 2006 compared to a net loss of $721,014 for the first six months of Fiscal 2005.

Period Results Not Indicative

Revenues and costs during the three and six months ending June 30 of each year are not necessarily indicative of annual performance because our revenues are recognized upon the completion of the sale of radio stations.  Each transaction results in the recognition of significant net revenue relating to that transaction. Most expenses are recorded as incurred and accrue during the negotiation and closing of each transaction. Accordingly, any period in which a sale of a radio station occurs may reflect a significant increase in revenue that is disproportionate to the expenses incurred in that period.  The foregoing results of operations should not be considered indicative of the results that would be obtained for the entire year.

Liquidity and Capital Resources

Our financial condition continues to deteriorate because of the defaults and delays experienced in the sale of radio stations that are presently or were previously under contract. As of June 30, 2006 we had accumulated operating deficits of $8,527,601, a stockholders’ deficit of $3,529,752 and a working capital deficit of $6,254,809.

During the six months ended June 30, 2006, our operating activities used $457,276 in cash. Proceeds from the sale of AM Radio 1370, Inc. ($675,000) were more than off set by purchases of radio station assets ($1,080,519). This deficit was funded with proceeds from short term loans in the net amount of $455,964 and cash on hand at the beginning of the period. As a result, we recorded a net decrease in cash reserves of $1,312 during the first six months of Fiscal 2006.

As of June 30, 2006 our total liabilities were $6,520,625, of which $6,507,414 were due on demand or within 12 months. We do not expect to have any obligation for the net liabilities of $981,860 of Red Fern Productions, Inc. as a result of the Chapter 7 proceedings. As funds are generated from the sale of radio stations, we intend to reduce our current indebtedness and fund our immediate needs. We believe that the funds generated from the sale of radio stations will be sufficient to fund all current and anticipated obligations.

We have received loans in the amount of $603,500 and $160,327 from US Capital, Incorporated to be used for the purchase and upgrade of KOGN(AM) 1490 kHz, Ogden, UT and KNFL(AM) 1470 kHz, Tremonton, UT, and a $250,000 loan from Paragon Advertising & Communications, Inc. to be used in operating the Company and completion of the construction of KBET(AM) 790 kHz, Winchester, NV. The loans are secured by the assets of the radio stations to which they relate and will be repaid upon the sale of the radio stations. We have borrowed all of the credit available under both loans.

We completed the sale of KUPA(AM), 1370kHz, Pearl City, HI on April 12, 2006 and received proceeds of $675,000. We have exercised options to acquire six construction permits and presently hold an option to acquire one additional construction permit when and if granted to Eastern Sierra Broadcasting Corporation by the FCC. We completed the purchase of the construction permit for KBSP(AM) 1340kHz, Bishop, CA on April 14, 2006 for $20,000 and the purchase of the construction permit for KIFO(AM) 1450kHz, Hawthorne, NV on May 3, 2006 for $13,000. The completion of the third option for KOAN(AM) 1240 kHz, Beatty, NV will require funding of $20,000 upon approval of the assignment by the FCC. We expect to incur construction costs of approximately $310,000, payable during the construction of the stations. In addition, we anticipate that the FCC will grant to us two construction permits pursuant to long-form applications submitted in connection with short-form expressions of interest that were granted singleton status. We do not anticipate significant additional costs relating to the acquisition of the construction permits for these stations but estimated construction costs are $390,000. Although we do not have any commitments or identified sources of additional capital from third parties for these requirements, we believe that debt financing will be available if necessary until funds from other sources are available.

We currently require approximately $55,800 per month to continue operations. We expect our cash requirements to increase to approximately $61,500 per month as additional radio stations are licensed and commence full operation. Our current cash reserves are not sufficient to fund our cash requirements for next 12 months and we will require additional funding of approximately $703,800 to continue operations for the next twelve (12) months. Moreover, we have approximately $1,300,000 in short term indebtedness due to a third person and must use to the proceeds from the sale of radio stations to reduce this indebtedness or risk the loss of these assets. We expect that such funds will be provided from sales of radio stations and from additional debt or equity financing. We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders if such funds are not available. Additional financing may not be available to us on favorable terms, if at all. In the event that we are not able to obtain the necessary funds, we will consider winding up and liquidation of all assets.

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

Our ability to continue as a going concern is dependent upon our completing the sale of radio stations pursuant to the following outstanding option agreements:

Radio Station	Expected Sales	Current Investment	Estimated Cost to be Incurred	Expected Completion Date

KBET(AM), 790 kHz Winchester (Las Vegas), NV	$2,500,000	$54,314	$398,000	10/01/2006

KPTO(AM), 1440 kHz Pocatello, ID	$500,000	$246,504	$-0-	Default

KITT(FM), 1001 MHz Soda Springs, ID	$1,000,000	$276,828	$-0-	Default

We are engaged in discussions with Lakeshore Media Company, LLC relating to the renewal of their previous option to purchase KPTO(AM) 1440 kHz, Pocatello, ID and KITT(FM) 100.1MHz, Soda Springs, ID. We are not able to predict whether such discussions will be successful.

Item 3. Controls and Procedures.

We have adopted and implemented disclosure controls and procedures consisting of the direct involvement of our principal executive officers in the day-to-day business operations and regular meetings between our President and Chief Executive Officer, Chief Accounting Officer, outside auditor and outside counsel to review events and circumstances that could have a material effect on us or our controls and procedures. The regular meetings are supplemented by special meetings of the knowledgeable persons whenever any individual believes that a discloseable event has occurred or a discloseable circumstance exists. Immediately preceding the preparation of disclosure documents by us, all members of the management prepare and certify information relating to discloseable events and circumstances. These controls and procedures are designed to insure that no one person has the absolute authority to prevent the disclosure of any event or circumstance without the knowledge of the external auditor and legal counsel and to provide a reasonable assurance that all reportable information is recorded, processed, summarized and reported within the time periods specified by the rules of the Securities and Exchange Commission.

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

We have also adopted and implemented internal accounting policies and procedures that limit the personal authority of our employees to engage in transactions without prior knowledge and authorization by our Board of Directors, require regular and periodic inventory and accounting for our assets, provide for the prompt entry of all transactions in our books and records by qualified personnel, establish a division of accounting and treasury functions between personnel and restrict related parties from engaging in both accounting and treasury functions, and periodically verify the validity of our books and records through review of accounting entries by unrelated employees from different functional areas. The implementation and review of these policies is under the direction of our Board of Directors, who periodically review the performance of our President and Chief Executive Officer and Chief Accounting Officer against the requirements of these controls. These policies and procedures are designed to provide reasonable assurance regarding the reliability of financial statements and that all transactions are properly and timely reflected in our books, that receipts and expenditures are being made in accordance with authorizations of our management and our directors, and that any unauthorized acquisition, use or disposition of our assets will be promptly detected. No changes have been made in our internal control over financial reporting during the period covered by this report that have had a material effect or are reasonably likely to have a material effect on our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains the names, number of shares, dates and consideration paid for common stock issued in private placements during the period covered by this report. All such transactions were exempt from registration under the Securities Act pursuant to Section 4(2) as transactions not involving a public offering because of the limited number of persons involved in each transaction, our relationship with such persons, access to information about that would have been available in a public offering our stock, the absence of any public solicitation or advertising and restrictions on resale.

Purchaser	Number of Shares	Consideration	Date
John L. Pierce	25,000	Loan Agreement	5/19/06

Island Stock Transfer Co.	100,000	Services rendered under contract	6/5/06

The Eversull Group, Inc.	40,000	Services rendered under contract	6/28/06

On June 20, 2006 the Company terminated its service contract with GoPublicToday.com, Inc. and 250,000 shares previously issued to GoPublicToday.com, Inc. under such contract were returned for cancellation.

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

LEGACY COMMUNICATIONS CORPORATION

Date: August 14, 2006	By:	/s/ E. Morgan Skinner, Jr.
Name: E. Morgan Skinner, Jr. Title: President and Chief Executive Officer Principal Financial Officer

/s/ R. Michael Bull
Name: R. Michael Bull Title: Principal Accounting Officer