Form 10QSB
period 2006-09-30
LEGACY COMMUNICATIONS CORP
filed 2006-11-15
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 14, 2006, there were outstanding 17,289,174 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS

Cash	$382	$2,532
Escrow construction reserve	-	243,437
Escrowed deposits on station sales	-	200,000
Escrowed deposits on station purchases	200,000	40,000
Prepaid expenses	36,818	30,419

Total Current Assets	237,200	516,388

PROPERTY AND EQUIPMENT - NET	644,560	527,818

OTHER ASSETS

FCC licenses - Net	625,465	463,350
Deposits	5,900	27,200
Deferred tax asset	828,529	828,529
Construction in progress	686,573	120,803

Total Other Assets	2,146,467	1,439,882

TOTAL ASSETS	$3,028,227	$2,484,088

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30, 2006	December 31, 2005
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$485,300	$356,805
Accrued liabilities	1,044,762	960,383
Other liabilities	82,693	72,471
Other liabilities - related party	182,671	177,936
Deposits on station sales	250,000	600,000
Income tax payable	49,400	49,400
Liabilities of subsidiaries in bankruptcy	-	981,860
Notes payable - related parties	648,775	454,775
Notes payable - current	2,207,937	1,709,513
Accrued interest payable	888,543	802,690

Total Current Liabilities	5,840,081	6,165,833

LONG-TERM LIABILITY

Notes payable	11,799	15,736

Total Long-Term Liability	11,799	15,736

Total Liabilities	5,851,880	6,181,569

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; 5,000,000 shares authorized at $0.001 par value, no shares outstanding	-	-
Common stock, 50,000,000 shares authorized at $0.001 par value, 17,414,172 and 17,174,172 shares issued and outstanding, respectively	17,414	17,174
Additional paid in capital	5,005,435	4,765,675
Deferred consulting services	-	(22,505)
Accumulated deficit	(7,846,502)	(8,457,825)

Total Stockholders’ Equity (Deficit)	(2,823,653)	(3,697,481)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,028,227	$2,484,088

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
REVENUE

Gain on sale of stations	$516,094	$-	$-	$-
Other revenue	372,682	55,474	-	24,000

Total Revenue	888,776	55,474	-	24,000

EXPENSES

Depreciation and amortization	176,181	217,852	46,436	83,731
General and administrative	697,095	554,058	155,619	146,976
Salaries and personnel costs	192,557	186,791	65,649	68,283

Total Expenses	1,065,833	958,701	267,704	298,990

GAIN (LOSS) FROM OPERATIONS	(177,057)	(903,227)	(267,704)	(274,990)

OTHER INCOME (EXPENSE)

Gain on Debt Settlement	1,040,876	-	1,040,876	-
Interest expense	(252,496)	(160,117)	(92,073)	(67,340)

Total Other Income (Expense)	788,380	(160,117)	948,803	(67,340)

INCOME (LOSS) BEFORE INCOME TAXES	611,323	(1,063,344)	681,099	(342,330)

Income tax	-	-	-	-

NET INCOME (LOSS)	$611,323	$(1,063,344)	$681,099	$(342,330)

BASIC AND FULLY DILUTED INCOME (LOSS) PER SHARE	$0.04	$(0.07)	$0.04	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,400,820	17,174,172	17,401,672	17,174,172

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Deferred Consulting	Accumulated
	Shares	Amount	Capital	Services	Deficit
Balance, December 31, 2005	17,174,172	$17,174	$4,765,675	$(22,505)	$(8,457,825)

Common stock issued to officers and directors for bonus (Unaudited)	200,000	200	199,800	-	-

Common stock issued pursuant to management contract (Unaudited)	100,000	100	99,900	-	-

Amortization of deferred consulting services (Unaudited)	-	-	-	22,505	-

Common stock issued pursuant to loan agreement (Unaudited)	25,000	25	24,975	-	-

Common stock issued pursuant to service agreement (Unaudited)	100,000	100	99,900	-	-

Common stock cancelled following the renegotiated consulting agreement (Unaudited)	(250,000)	(250)	(249,750)	-	-

Common stock issued pursuant to service agreement (Unaudited)	40,000	40	39,960	-	-

Common stock issued pursuant to loan agreement (Unaudited	25,000	25	24,975	-	-

Net income for the nine months ended September 30, 2006 (Unaudited)	-	-	-	-	611,323

Balance, September 30, 2006 (Unaudited)	17,414,172	$17,414	$5,005,435	-	$(7,846,502)

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$611,323	$(721,014)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	176,181	134,121
Gain on sale of stations	(516,094)	-
Gain on disposal of debt	(1,040,876)	-
Amortization of deferred consulting services	22,505	202,545
Shares issued pursuant to management contract	100,000	-
Shares issued for bonuses	200,000	-
Shares issued pursuant to loan agreement	25,000	-
Shares issued pursuant to service agreement	100,000	-
Shares issued pursuant to service agreement	40,000	-
Shares surrendered pursuant to contract modification	(250,000)	-
Shares issued pursuant to loan agreement	25,000	-
Changes in assets and liabilities:
Decrease in accounts and other receivables	-	1,534
Decrease in escrow deposits	283,438	-
Increase in prepaid expenses	(6,399)	-
Decrease in deposits/other assets	21,300	-
Increase in accounts payable	199,922	12,762
Increase (decrease) in accrued expenses	84,379	(3,580)
Increase in accrued interest payable	85,853	28,234
Increase in other liabilities	14,955	42,736
Proceeds from sale of station assets	675,000	-
Purchase of station assets	(1,179,713)	(144,421)
Increase (decrease) in deposits on station sales	(350,000)	300,000

Net Cash Provided (Used) by Operating Activities	(678,226)	(147,083)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties - short term notes payable	109,000	-
Repayment of notes payable	(566,146)	(2,464)
Proceeds from notes payable	1,133,222	130,500

Net Cash Provided by Financing Activities	676,076	128,036

INCREASE (DECREASE) IN CASH	(2,150)	(19,047)

CASH AT BEGINNING OF PERIOD	2,532	23,760

CASH AT END OF PERIOD	$382	$4,713

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
		(Restated)
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

CASH PAID FOR:

Interest	$157,508	$85,686
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - RELATED PARTY BALANCES

At September 30, 2006, the Company had the following balances due to related parties:

Various other payables due to shareholders	$106,000
Accrued interest on payables due to shareholders ranging from 5.1% to 7.5%	76,671

Related Party Balance - Net Liability	$182,671

NOTE 3 - NOTES PAYABLE - RELATED PARTIES

At September 30, 2006, the Company had the following notes payable due to related parties:

Various notes due to shareholders, non-interest bearing, unsecured and due on demand.	$52,000

Short term notes due to President, bearing interest at 10.50%, unsecured and due on demand.	223,775

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	210,000

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	18,000

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	60,000

Notes due to shareholder, bearing interest at 12.00%, unsecured and due on demand.	85,000

Total Notes Payable - related party	$648,775

Accrued interest of $310,298 is due to these related parties and is recorded in the accrued interest payable.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 4 - EQUITY ISSUANCES

During the three months ended September 30, 2006, the Company issued 25,000 shares of common stock to an individual pursuant to a loan agreement The shares were valued at $1.00 per share.

NOTE 5 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses through December 2005, and has a working capital deficit at September 30, 2006. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company collecting funds due the Company under the Option Agreement dated August 27, 2005 with Beasley Broadcasting Group, Inc. that requires the Company to complete construction of KBET 790 kHz, Winchester, NV (Las Vegas market) and obtaining additional capital to fund current and future operations.

In order to execute the Company’s business model, it needs to continue to make additional acquisitions and improvements to its broadcast operations and facilities. Some of these acquisitions and improvements include:

•
Develop and operate three (3) construction permits for new AM radio stations purchased from Eastern Sierra Broadcasting. The new radio station construction permits acquired include: KBSP(AM) 1340 kHz, Bishop, CA; KDAN(AM) 1240 kHz, Beatty, NV; and KIFO(AM) 1450 kHz, Hawthorne, NV.  The stations will be constructed pursuant to the authorized construction permits and operated as a regional cluster profit center until sold.

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

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

NOTE 6 - RESTATED JUNE 2005 FINANCIALS

There was $350,000 of previously recognized income for the nine months ended September 30, 2005 that was reclassified to a deposit on station sales pursuant to the December 31, 2005 year-end audit. These changes have been reflected within the Consolidated Statement of Operations for the nine months ended September 30, 2005 within this report.

	For the Nine months Ended September 30, 2005
	Previously reported	As restated

Net loss	$(713,344)	$(1,063,344)
Loss per share	$(.04)	$(.07)
Total Liabilities	$5,184,161	$5,584,161
Net Equity (Deficit)	$(3,581,471)	$(3,931,471)

NOTE 7 - MATERIAL EVENTS

The Company recognized a net gain on the disposition of the net liability of the Company’s investment in Red Fern Productions, Inc. of $981,860 for the quarter ending September 30, 2006. This determination was based upon the expiration of the statute of limitations for debt in the State of Utah.

NOTE 8 - SUBSEQUENT EVENTS

The following is a list of material subsequent events:

•
On July 14, 2006, AM Radio 790, Inc., a subsidiary of the Company, filed a broadcast license application that was accepted for filing by the FCC. An amended technical application was accepted for filing by the FCC on November 3, 2006. The Company’s application for a broadcast license is expected to be approved for grant within a few weeks.

•	On October 17, 2006, the Company was extended a loan in the amount of $50,000 by Summit Media, Inc. that matures January 31, 2007.

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

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

Total revenue for the three months ended September 30, 2006 declined by $24,000 to zero compared to $24,000 for the three months ended September 30, 2005. Revenues of $24,000 in the three months ended September 30, 2005 related to a consulting contract that terminated prior to the three months ended September 30, 2006.

Operating expenses for the three months ended September 30, 2006 decreased $31,286 to $267,704 compared to $298,990 for the three months ended September 30, 2005. This decrease was primarily the result of a $37,295 decrease in depreciation and amortization expenses relating to a radio station that was sold during the second fiscal quarter and a decrease in salaries and personnel costs and was partially offset by a $8,643 increase in general and administrative expenses relating to continued licensing activity for KBET, 790 kHz, Winchester, NV (Las Vegas market).

As a result of the decrease in operating expenses we reported a loss from operations of $267,704 for the three months ended September 30, 2006 compared to a loss from operations of $298,990 for the same period in 2005. Other income for the three months ended September 30, 2006 was $948,803 compared to a loss of $67,340 for the three months ended September 30, 2005. This difference is the result of a gain on the settlement of an outstanding debt in the amount of $1,040,876. However, interest expense during the three months ended September 30, 2006 increased by $24,733 to $92,073 compared to $67,340 for the three months ended September 30, 2005 primarily as a result of the incurrence of additional indebtedness during 2006. As a result of the gain on the settlement of indebtedness, we reported net income of $681,099 for the three months ended September 30, 2006 compared to a net loss of $342,330 for the three months ended September 30, 2005.

Nine months Ended September 30, 2006 vs. Nine months Ended September 30, 2006

Total revenue for the nine months ended September 30, 2006 increased by $833,302 to $888,776 compared to $55,474 for the nine months ended September 30, 2005. Total revenue for the first nine months of Fiscal 2006 consisted primarily of the net gain on the sale of AM Radio 1370, Inc. ($516,094) and the reclassification of the deposits under the Option Agreement with Lakeshore Media Company LLC as revenues as a result of their default ($355,000) during the second fiscal quarter. There were no sales of radio stations in the first nine months of Fiscal 2005 and previously reported revenues of $300,000 during the first nine months of Fiscal 2005 were reclassified as a deposit on a future sale as a result of the year-end audit.

Operating Expenses for the nine months ended September 30, 2006 increased $107,132 to $1,065,833 compared to $958,701 for the nine months ended September 30, 2005. This increase is primarily the result of a $143,037 increase in general and administrative expenses which arose from the $200,000 non-cash charge relating to the issuance of 200,000 shares of our common stock as a bonus to our officers, a $100,000 non-cash charge relating to the issuance of 100,000 shares of our common stock issued pursuant to a management contract, and the recognition of $22,505 in deferred consulting expenses during the first three months of Fiscal 2006. In addition, we incurred an increase in general and administrative expenses and salaries and personnel costs as a result of the sale of AM Radio 1370, Inc. and license activity relating to KBET 790 kHz, Winchester, NV (Las Vegas market). These increases more than offset the $41,671 reduction in depreciation and amortization expenses that resulted from the sale of AM Radio 1370, Inc. during the second fiscal quarter.  In addition, we incurred increases in legal and professional expenses as a result of the registration and subsequent withdrawal of an offering of our common stock during the first quarter of Fiscal 2006 and from preparing and filing reports under the Exchange Act.

Notwithstanding the increase in revenues relating to the sale of AM Radio 1370, Inc., we reported a loss from operations of $177,057 for the nine months ended September 30, 2006. This compares to the net loss from operations of $903,227 for the nine months ended September 30, 2005, in which there were no sales of radio stations.

Other income for the nine months ended September 30, 2006 was $788,380 compared to a loss of $160,117 for the nine months ended September 30, 2005. This difference is the result of a gain on the settlement of an outstanding debt in the amount of $1,040,876. However, interest expense during the nine months ended September 30, 2006 increased by $92,379 to $252,496 compared to $160,117 for the nine months ended September 30, 2005 primarily as a result of the incurrence of additional indebtedness during 2006. As a result of the gain on the settlement of indebtedness, we reported net income of $611,323 for the nine months ended September 30, 2006 compared to a net loss of $1,063,344 for the nine months ended September 30, 2005.

Period Results Not Indicative

Revenues and costs during the three and nine months ending September 30 of each year are not necessarily indicative of annual performance because our revenues are recognized upon the completion of the sale of radio stations.  Each transaction results in the recognition of significant net revenue relating to that transaction. Most expenses are recorded as incurred and accrue during the negotiation and closing of each transaction. Accordingly, any period in which a sale of a radio station occurs may reflect a significant increase in revenue that is disproportionate to the expenses incurred in that period.  The foregoing results of operations should not be considered indicative of the results that would be obtained for the entire year.

Liquidity and Capital Resources

Our financial condition continues to deteriorate because of the defaults and delays experienced in the sale of radio stations that are presently or were previously under contract. As of September 30, 2006 we had accumulated operating deficits of $7,846,502, a stockholders’ deficit of $2,823,653 and a working capital deficit of $5,602,881.

During the nine months ended September 30, 2006, our operating activities used $678,226 in cash. Proceeds from the sale of AM Radio 1370, Inc. ($675,000) were more than off set by purchases of radio station assets ($1,179,713). This deficit was funded with net proceeds from short term loans in the amount of $676,076 and cash on hand at the beginning of the period. As a result, we recorded a net decrease in cash reserves of $2,150 during the first nine months of Fiscal 2006.

As of September 30, 2006 our total liabilities were $5,851,880, of which $5,840,081 were due on demand or within 12 months. Obligations of $981,860 of Red Fern Productions, Inc. were reversed during the three months ended September 30, 2006 as a result of the expiration of the statute of limitations on indebtedness in Utah. As funds are generated from the sale of radio stations, we intend to reduce our current indebtedness and fund our immediate needs. However, we have experienced delays and defaults under contracts for the sale of radio stations and have been unable to fund current obligations with the proceeds from sales. As a result we have incurred a significant amount of indebtedness and expect to continue to incur additional indebtedness until a substitute sale can be arranged. There is no assurance that funds will be made available to us at times, in the amounts or on terms that are necessary to fund our obligations.

We have received loans in the amount of $603,500 and $160,327 from US Capital, Incorporated to be used for the purchase and upgrade of KOGN(AM) 1490 kHz, Ogden, UT and KNFL(AM) 1470 kHz, Tremonton, UT, and a $250,000 loan from Paragon Advertising & Communications, Inc. to be used in operating the Company and completion of the construction of KBET(AM) 790 kHz, Winchester, NV. The loans are secured by the assets of the radio stations to which they relate and will be repaid upon the sale of the radio stations. We have borrowed all of the credit available under both loans and they are payable upon demand.

We completed the sale of KUPA(AM), 1370 kHz, Pearl City, HI on April 12, 2006 and received proceeds of $675,000. We have exercised options to acquire six construction permits and presently hold an option to acquire one additional construction permit when and if granted to Eastern Sierra Broadcasting Corporation by the FCC. We completed the purchase of the construction permit for KBSP(AM) 1340 kHz, Bishop, CA on April 14, 2006 for $20,000, the purchase of the construction permit for KIFO(AM) 1450 kHz, Hawthorne, NV on May 3, 2006 for $13,000 and the construction permit for KDAN(AM) 1240 kHz, Beatty, NV for $20,000. We expect to incur construction costs of approximately $310,000, payable during the construction of the stations. In addition, we anticipate that the FCC will grant to us two construction permits pursuant to long-form applications submitted in connection with short-form expressions of interest that were granted singleton status. We do not anticipate significant additional costs relating to the acquisition of the construction permits for these stations but estimated construction costs are $390,000. Although we do not have any commitments or identified sources of additional capital from third parties for these requirements, we believe that debt financing will be available if necessary until funds from other sources are available.

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

Our ability to continue as a going concern is dependent upon our completing the sale of radio stations pursuant to the following outstanding option agreements:

Radio Station	Expected Sales	Current Investment	Estimated Cost to be Incurred	Expected Completion Date

KBET(AM), 790 kHz Winchester (Las Vegas), NV	$2,500,000	$410,225	$-0-	01/15/2007

KPTO(AM), 1440 kHz Pocatello, ID	$500,000	$246,504	$-0-	Default

KITT(FM), 1001 MHz Soda Springs, ID	$1,000,000	$276,828	$-0-	Default

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

Purchaser	Number of Shares	Consideration	Date

Sonny Randall	25,000	Loan Agreement	08/16/06

Item 6. Exhibits.

Exhibit	Description

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)

* Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY COMMUNICATIONS CORPORATION

Date: November 14, 2006	By:	/s/ E. Morgan Skinner, Jr.
Name: E. Morgan Skinner, Jr. Title: President and Chief Executive Officer Principal Financial Officer

/s/ R. Michael Bull
Name: R. Michael Bull Title: Principal Accounting Officer