Form 10KSB
period 2006-12-31
LEGACY COMMUNICATIONS CORP
filed 2007-04-27
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 (“Fiscal 2006”)

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

Common Stock, $.001 par value per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $888,776.

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $678,971.

As of March 30, 2007, there were outstanding 17,339,172 shares of the registrant’s common stock.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

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

Transactions and Current Holdings

During the past three years, we have participated in the following transactions.

o
Purchase on March 3, 2004 of an option to purchase radio station KACE(AM), 1310 kHz, Birch Tree, MO until March 3, 2009. If exercised, we will acquire the radio station for an aggregate purchase price of $10,000, of which $5,000 has been paid in connection with the purchase of the option.

o
Exercised on January 6, 2006 of an option to purchase and closing on April 14, 2006 of the purchase of a construction permit for new AM radio station KBSP(AM), 1310kHz at Bishop, CA from Eastern Sierra Broadcasting for $20,000.

o
Exercised on January 16, 2006 of an option to purchase and closing on May 1, 2006 of the purchase of a construction permit for new AM radio station KIFO(AM) 1450kHz at Hawthorne, NV from Eastern Sierra Broadcasting for $13,000.

o
Exercised on March 13, 2006 of an option to purchase and closing on June 20, 2006 of the purchase of a construction permit for new AM radio station KDAN(AM) 1240kHz at Beatty, NV from Eastern Sierra Broadcasting for $20,000.

o
On April 11, 2006, AM Radio 1490, Inc, a wholly-owned subsidiary, completed the purchase of the assets of KYFO (AM) from the Bible Broadcasting Network pursuant to the Asset Purchase Agreement dated June 15, 2004 for a cash purchase price of $540,000.

o
On April 12, 2006, AM Radio 1370, Inc., a wholly-owned subsidiary, completed the sale of the assets of KUPA(AM) to Broadcast Corporation of America pursuant to the Asset Purchase Agreement dated June 30, 2005 for a cash purchase price of $650,000

o
Exercised on January 6, 2007 of an option to purchase a construction permit for new AM radio station KTNP(AM) 1400kHz at Tonopah, NV for $20,000. The FCC application for assignment was granted on March 16, 2007 and closing of the purchase is expected to take place on or about May 1, 2007.

We currently own the following radio stations that are engaged in broadcast operations either under a broadcast license or a program test authority.

o	KENT(AM) 1400 kHz, Parowan, UT.
o	KITT(FM) 100.1 MHz, Soda Springs, ID.
o	KNFL(AM) 1470 kHz, Tremonton, UT.
o	KOGN(AM) 1490kHz, Ogden, UT.
o	KPTO(AM) 1440kHz, Pocatello, ID.

We currently hold a construction permit for and are engaged in the construction of the following radio stations.

o	KBSPAM) 1340kHz, Bishop, CA
o	KDAN(AM) 1240kHz, Beatty, NV
o	KIFO(AM) 1450kHz, Hawthorne, NV

We have applied for the following AM broadcast permit that has been granted singleton status and have submitted the requisite long-form technical application for which we are waiting FCC approval.

o	Santa Clara, UT - 1490kHz (St. George market).

We have applied for the following AM broadcast construction permits that were determined to have conflicts with other technical applications and were assigned to conflict groups for resolution. We have resolved these conflicts by entering into a settlement agreement filed with the FCC for approval under the AM Auction 84 rules of procedure.

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

We have applied for the following AM broadcast construction permits that were determined to have conflicts with other technical applications and were assigned to conflict groups for resolutions but for which we have not entered into settlement agreements.

o	Beaver, UT - 1230 kHz. We have filed documents with the FCC that show our short-form indication of interest should be accepted under the applicable auction rules.

o	Santa Clara, UT (St. George market) - 1290 kHz. We have filed documents with the FCC that show our short-form indication of interest should be accepted under the applicable auction rules.

o	Mesquite, NV - 1250 kHz. We have filed documents with the FCC that show our short-form indication of interest should be accepted under the applicable auction rules.

Pending Transactions

The Company and Lakeshore Media LLC entered an option agreement dated March 3, 2005 and amended September 27, 2005 under which the Company has the option to sell and Lakeshore Media has the option to buy the assets of KPTO, AM1440kHz, Pocatello, Idaho, and KITT (FM), 100.1MHz, Soda Springs, Idaho. Lakeshore was required to exercise the purchase option on or before June 1, 2006 and close the transaction by August 15, 2006 or forfeit $53,000 in option fees paid. Lakeshore Media failed to perform its purchase obligation under the Option Agreement and the Company received a default judgment for unpaid fees and expenses on February 9, 2007.

On December 12, 2006, we entered into a purchase agreement for the sale of the assets of KBET(AM 790 kHz, Winchester, NV to Beasley Broadcasting Group, Inc. for up to $2.5 million. The FCC application for assignment was granted on February 5, 2007 and the transaction closed on March 28, 2007.

Competition

We operate in a highly competitive industry. We compete with large corporations that are engaged in both the development of radio stations and in operation of broadcast facilities and with other independent developers for the purchase or award of radio stations and construction permits. Many of these competitors have greater financial resources and name recognition than we do. We also compete with multi-station corporations and owners of independent local radio stations when we attempt to sell or dispose of our radio stations. Competition is based primarily on the scope of the broadcast licenses or construction permits that are involved, price and financing terms. We believe that our flexibility and ability to make purchase and sale decisions quickly, and our focus on smaller broadcast markets, are significant advantages. In addition, the reputation of our principal shareholders and executive officers as purchasers of distressed and undeveloped properties makes it possible for us to negotiate purchases of construction permits and broadcast licenses before their availability becomes generally known.

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

Technological Change

The radio broadcasting industry is also subject to technological change, evolving industry standards and the emergence of new media technologies. Several new media technologies have been or are being developed, including the following.

o	Audio programming by cable television systems, direct broadcast satellite systems, Internet content providers (both landline and wireless) and other digital audio broadcast formats.

o
Satellite digital audio radio service, which has resulted in the introduction of two new subscriber-based satellite radio services with numerous channels and sound quality equivalent to that of compact discs.

o	In-band on-channel digital radio, which could improve the quality of existing AM and FM radio signals.

o	Low power FM radio, which has resulted in additional FM radio broadcast outlets that are designed to serve small, localized areas on a non-commercial basis.

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

Environmental

As the owner, lessee, or operator of radio properties and facilities, we are subject to various federal, state, and local environmental laws and regulations.  We are subject to RF (“radio frequency”) radiation regulations near AM, FM and TV broadcast antennas. In order to comply with these regulations, we perform routine maintenance on and quarterly measurements of radiation near, our antennas. In addition, land use and environmental regulations may affect construction of and access to broadcast towers and other real estate necessary for the operation of a radio station and may delay the construction of necessary improvements.

Historically, compliance with these laws and regulations has not had a material adverse effect on our business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures of funds or result in the delay of a purchase or sale of station assets.

Employees

We currently have three management and administrative employees, all of which are employed on a full-time basis. None of these employees are covered by a collective bargaining agreement. We consider our relations with our employees generally to be good.

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

The Communications Act of 1934, as amended, requires broadcasters to serve the public interest. Since 1981, the FCC has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of types of programming responsive to the needs of a station’s community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating responsiveness. Complaints from listeners concerning a station’s programming are considered by the FCC when it evaluates the licensee’s renewal application, although listener complaints may be filed and considered at any time and must be maintained in the station’s public file.

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
Risk Factors

Our poor financial condition raises substantial doubt about our ability to continue as a going concern. Our current cash resources are not sufficient to satisfy our expected cash requirements over the next 12 months. Our ability to continue as a going concern is dependent upon our ability to secure additional funding. We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders.  Additional financing may not be available to us on favorable terms, if at all.

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

Other agreements relating to the acquisition of radio stations are subject to deadlines and periodic payments that we may not be able to meet. Agreements relating to the acquisition of construction permits and radio stations frequently contain deadlines for completion and/or periodic payments required to maintain them in force. If we fail to perform such agreements, or fail to make the payments, on or before the dates required, such agreements may terminate and we may lose substantially all of our investment in them.

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

If we cannot renew our Federal Communications Commission licenses, our revenues will be impaired. Broadcast licenses are issued for a maximum term of eight years and are renewable upon application of the holder. Interested persons may challenge a renewal application and, on rare occasions, the FCC has revoked licenses, not renewed them, or renewed them only with significant qualifications, including renewals for less than a full term. We have four (4) broadcast licenses and construction permits for three (3) new AM radio stations. We have applications for five (5) construction permits for new AM radio stations that are pending approval with the FCC. We have experienced delays in receiving construction permits awarded but not granted under the AM Auction 84 procedures but these delays have not affected our operations because the radio stations to which they related were allowed to operate under a program test authority granted by the FCC. The FCC has approved operation under program test authority for the pending broadcast licenses and we expect the FCC to approve the applications for broadcast licenses in the ordinary course. However, there is no assurance that we will be able to obtain broadcast licenses in the future or that our existing broadcast licenses will be renewed without restrictions. The failure to obtain or renew a broadcast license would materially and adversely affect the value of our radio stations.

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

We lease a transmitter-tower site on approximately 4.3 acres at Summit, Utah for the transmission facilities of KENT(AM). The lease expires May 31, 2007 and is automatically renewed year-to-year. The lease obligation is $6,000 per year or $500 per month payable monthly or annually at our option along with any city, state or county sales and privilege license tax.

We lease a transmitter-tower site on approximately 12.5 acres of land in Bear River City, Utah for KNFL(AM) under a 25-year, renewable lease that expires on August 31, 2029.  The lease obligation is $2,500 per year payable monthly. The lease obligation is subject to an adjustment after the first 12 years based on the differential of the consumer price index.

We lease a transmitter-tower site on approximately 4.5 acres in Bannock County, Idaho for KPTO(AM) under a 30-year, renewable lease that expires on November 30, 2034.  The lease obligation is $5,000 per year payable monthly.

All of our properties are suitable for their intended use. We do not anticipate any significant difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of broadcast towers, antennae, transmitters, studio equipment and general office equipment.

Item 3.	Legal Proceedings.

The Company was a defendant in Bryan L. Pugh v. Legacy Communications et al., and Matthew Excell v. Legacy Communications et al., in the Fifth Judicial District Court, Washington County, Utah, which was filed by Bryan L. Pugh and Matthew Excell for alleged breaches of employment contracts. We settled all claims in this case during the last fiscal year.

The Company is involved in litigation incidental to the conduct of its business from time to time. The Company is not a party to any lawsuit or preceding which in the opinion of management, is likely to have a material adverse effect on it.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of Fiscal 2006.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market for Common Equity

Prior to August 14, 2006 our common stock was not traded on a public securities market. Our common stock began trading on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “LGCC” on August 14, 2006 but a market for our common stock continues to be sporadic and to lack regular transactions. The following table sets forth the high and low bid prices for our common stock from August 14, 2006 to December 31, 2006. Price quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 2006	High	Low
Third Quarter	$.25	$.10
Fourth Quarter	$.15	$.10

Holders

As of December 31, 2006, we had 67 shareholders of record of our common stock.

Dividends

We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Equity Compensation Plans

We do not have any equity compensation plans under which options, warrants or rights to acquire shares of our common stock may be granted.

Public Offering of Stock

Our registration statement (Commission File No. 333-125907) relating to 500,000 shares of our common stock for $1.00 per share ($500,000 in the aggregate) became effective on February 10, 2006. An offering of the shares covered by this registration statement was not commenced because the Company was unable to obtain a permit in the State of Utah for the sale of the shares subject to the offering. The registration statement was withdrawn on March 30, 2006.

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

Comparison of the Year Ended December 31, 2006 (“Fiscal 2006”) with the Year Ended December 31, 2005 (“Fiscal 2005”)

Total revenue for Fiscal 2006 increased by $809,302 or 1,018.32% to $888,776 compared to $79,474 for Fiscal 2005. This increase was primarily the result of the sale of AM Radio 1370, Inc. (KUPA), Honolulu, Hawaii, which generated a gain of $516,094, and the forfeiture of $335,000 in deposits by Lakeshore Media as a result of their default under their option agreement. There were no similar transactions in Fiscal 2005. Revenues during Fiscal 2005 consisted primarily of payments of consulting fees under outstanding options to sell radio stations.

Expenses from operations for Fiscal 2006 decreased $22,756 or 1.76% to $1,295,821 compared to $1,318,577 for Fiscal 2005. This decrease was primarily the result of a $94,214 decrease in depreciation and amortization expenses as a result of the sale of a radio station in Fiscal 2006 and a $155,774 decrease in general and administrative expenses, which included the costs associated with the registration of our common stock during Fiscal 2005. These decreases were partially offset by a $200,000 increase in non-cash charges relating to stock bonuses paid to officers and directors and a $27,232 increase in salaries and personnel costs. As a result of the increase in revenues, the loss from operations decreased 67.15% to $407,045 from $1,239,103 for Fiscal 2005.

We recognized other income of $1,151,119 attributable to a gain on extinguishments of debt during Fiscal 2006. There were no similar transactions during Fiscal 2005. Other expenses during Fiscal 2006 and Fiscal 2005 consisted of interest on outstanding debts, which increased in Fiscal 2006 by $201,013 or 86.48% to $433,449 from $232,436 for Fiscal 2005. This increase was primarily a result of increased levels of indebtedness necessary to support continued operations. We recognized income taxes of $113,245 during Fiscal 2006 on income of $270,768. We recognized an income tax benefit of $639,129 during Fiscal 2005, which arose primarily from realization of tax losses from prior years.

Net income for Fiscal 2006 increased to $197,380 ($.01 per share) compared to a net loss of $829,354 ($.05 per share) in Fiscal 2005, primarily as a result of the gain on extinguishment of debt. As of December 31, 2006 we had accumulated deficits of $8,260,445 and a working capital deficit of $5,948,534.

Effect of Accounting Adjustments

We recognized a decrease in our deferred tax asset in the amount of $110,445 for a deferred tax asset total of $718,084 as compared to a deferred tax asset total of $828,529 in Fiscal 2005. In Fiscal 2005 we recognized a deferred tax asset of $828,529 based a determination that we would generate taxable income in future years and would be able to offset taxes payable on such income with accumulated net operating loss carry forwards. The value of deferred tax losses in previous years was substantially offset by a negative valuation adjustment based on evidence that such deferred tax losses would not be utilized before expiration. In Fiscal 2005, according to SFAS 109, we determined that (a) there was no history of operating losses or tax credits expiring without application to taxes or taxable earnings, there are no losses expected in early future years, there are no unsettled circumstance that, if unfavorably resolved, would adversely affect future operations and profit levels, and that no carry-back or carry-forward period is so brief that it would limit realization of tax benefits, and (b) we have been profitable for the previous three years and expect to be profitable for future years based on the accumulated costs of radio stations and the execution of contracts for sale of radio stations that are expected to be completed before the expiration of any carry forward period.

Liquidity and Capital Resources

During Fiscal 2006, we completed the sale of a radio station that generated $675,000. In addition, we received additional deposits in the amount of $500,000 relating to existing contracts for station sales and $300,000 from the forfeiture of deposits under other contracts that were not completed. We also received $693,697 from the net borrowings during Fiscal 2006.  As of December 31, 2006 our total liabilities were $6,211,752, of which substantially all were due on demand or within 12 months. As funds are generated from the sale of radio stations, they will be applied to reduce outstanding indebtedness. We believe that the funds generated from the sale of radio stations will be sufficient to fund all current obligations.

On February 10, 2006, our registration statement relating to 500,000 shares of our common stock was declared effective by the Securities and Exchange Commission. We did not receive a permit from the State of Utah to sell these securities and the offering was not commenced.

We received a $358,000 loan commitment to be used to complete the construction of KBET (AM), 790 kHz, Winchester, NV, secured by the assets of that station. That station was sold on March 28, 2007 and the proceeds from the sale used to pay the loan and other liabilities relating to that transaction.

We also received a commitment for a $603,500 loan, of which $540,000 was used to purchase KOGN (AM), 1490 kHz, Ogden, UT and the balance was used to upgrade KNFL (AM), 1470 kHz, Tremonton, UT. This loan is secured by the assets of the two radio stations. We will require approximately $85,000 in additional funds to complete the acquisition and construction of KOGN (AM) and KNFL (AM). We have not identified a source of funds for these requirements and may divert funds from other sources or incur additional indebtedness to our officers to complete these stations.

We have exercised options to acquire three construction permits and presently hold an option to acquire one additional construction permit granted January 5, 2007 to Eastern Sierra Broadcasting Corporation by the FCC. These options will require funding of $13,000, payable upon approval of the assignment of the construction permits by the FCC and construction costs of approximately $310,000, payable during the construction of the stations. In addition, we anticipate that the FCC will grant to us two construction permits pursuant to long-form applications submitted in connection with short-form expressions of interest that were granted singleton status. We do not anticipate significant additional costs relating to the acquisition of the construction permits for these stations but estimated construction costs are $390,000. Although we do not have any commitments or identified sources of additional capital from third parties for these requirements, we believe that debt financing will be available if necessary until funds from other sources are available.

We currently require approximately $38,000 per month to continue operations. Our current cash reserves are not sufficient to fund our cash requirements for next 12 months and we will require additional funding of approximately $250,000 to continue operations. We have identified sources of additional capital from third parties or from our officers, directors or majority stockholders if such funds are not available. Additional financing may not be available to us on favorable terms, if at all. In the event that we are not able to obtain the necessary funds, we will consider winding up and liquidation of all assets.

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

Radio Station	Expected Proceeds	Current Investment	Estimated Cost to be Incurred	Expected Completion Date

KPTO(AM), 1440 kHz, Pocatello, ID	$500,000	$255,000	$25,000	October 2007

KBET(AM), 790 kHz, Winchester, NV	$2,500,000	$580,815	$20,000	March 2007

KITT(FM), 100.1 MHz, Soda Springs, ID	$2,000,000	$237,500	$125,000	October 2007

Item 7.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Legacy Communications Corporation and Subsidiaries
St. George, Utah

We have audited the accompanying consolidated balance sheet of Legacy Communications Corporation and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legacy Communications Corporation and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has a working capital deficit as well as a deficit in stockholders equity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
April 14, 2007

LEGACY COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEET
ASSETS

December 31, 2006

CURRENT ASSETS

Cash	$36,059
Escrowed deposits on station sales (Note 14)	200,000
Prepaid expenses	27,159

Total Current Assets	263,218

PROPERTY AND EQUIPMENT - NET (Notes 2 and 3)	623,138

OTHER ASSETS

FCC licenses - Net (Notes 2 and 3)	600,863
Deposits	20,900
Deferred tax asset (Note 2)	718,084
Construction in progress (Note 3)	723,428

Total Other Assets	2,063,275

TOTAL ASSETS	2,949,631

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEET (Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

December 31, 2006

CURRENT LIABILITIES

Accounts payable	$355,887
Accrued liabilities (Note 7)	1,023,245
Other liabilities	78,844
Other liabilities - related party (Note 4)	184,249
Deposits on station sales (Note 14)	750,000
Income tax payable (Note 2)	50,200
Notes payable - related parties (Note 5)	674,533
Notes payable (Note 6)	2,204,470
Accrued interest payable (Note 8)	890,324

Total Current Liabilities	6,211,752

LONG-TERM LIABILITY

Notes payable (Note 6)	10,475

Total Long-Term Liability	10,475

Total Liabilities	6,222,227

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; 5,000,000 shares authorized at $0.001 par value, no shares outstanding	-
Common stock, 50,000,000 shares authorized at $0.001 par value, 17,289,172 shares issued and outstanding	17,289
Additional paid-in capital	4,970,560
Accumulated deficit	(8,260,445)

Total Stockholders’ Equity (Deficit)	(3,272,596)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,949,631

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31

	2006	2005

REVENUE

Gain on sale of station (Note 11)	$516,094	$-
Other revenue (Note 10)	372,682	79,474

Total Revenue	888,776	79,474

EXPENSES

Depreciation and amortization Interest expense	223,505	317,719
General and administrative	595,786	751,560
Officers and directors stock bonus	200,000	-
Salaries and personnel costs	276,530	249,298

Total Expenses	1,295,821	1,318,577

INCOME (LOSS) FROM OPERATIONS	(407,045)	(1,239,103)

OTHER INCOME (EXPENSE)

Gain on sale of assets	-	3,056
Gain on extinguishment of debt	1,151,119	-
Interest expense	(433,449)	(232,436)

Total Other Income (Expense)	717,670	(229,380)

INCOME (LOSS) BEFORE INCOME TAXES	310,625	(1,468,483)

Income tax (benefit) (Note 2)	113,245	(639,129)

NET INCOME (LOSS)	$197,380	$(829,354)

BASIC AND FULLY DILUTED EARNINGS (LOSS) PER SHARE	0.01	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,383,295	17,174,172

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deferred Consulting Services	Accumulated Deficit

Balance, December 31, 2004	17,174,172	$17,174	$4,765,675	$(225,050)	$(7,628,471)

Amortization of deferred consulting services	-	-	-	202,545	-

Net loss for the year ended December 31, 2006	-	-	-	-	(829,354)

Balance, December 31, 2005	17,174,172	17,174	4,765,675	(22,505)	(8,457,825)

Common stock issued to officers and directors for bonus	200,000	200	199,800	-	-

Common stock issued pursuant to management contract	100,000	100	99,900	-	-

Amortization of deferred consulting services	-	-	-	22,505	-

Common stock issued pursuant to loan agreement	25,000	25	24,975	-	-

Common stock issued pursuant to service agreement	100,000	100	99,900	-	-

Common stock cancelled following the renegotiated consulting agreement	(250,000)	(250)	(249,750)	-	-

Common stock issued pursuant to service agreement	40,000	40	39,960	-	-

Common stock issued pursuant to loan agreement	25,000	25	2,475	-	-

Common stock cancelled following the settlement of litigation	(125,000)	(125)	(12,375)	-	-

Net income for the year ended December 31, 2006	-	-	-	-	197,380

Balance December 31, 2006	17,289,172	$17,289	$4,970,560	$-	$(8,260,445)

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNCATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2006	2005

CASH FLOWS FROM OPERATING ACITIVITIES:

Net income (loss)	$197,380	$(829,354)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	223,505	317,719
Gain on disposition of station asset	(516,094)	(3,056)
Loss attributable to termination of project	4,995	18,152
Amortization of deferred consulting services	22,505	202,545
Shares issued for services and bonuses	467,500	-
Shares cancelled	(262,500)	-
Changes in assets and liabilities:
(Increase) decrease in escrow deposits	283,438	(458,438)
(Increase) decrease in prepaid expenses	3,260	(28,385)
(Increase) decrease in deposits/other assets	6,300	(16,640)
(Increase) decrease in deferred tax asset	110,445	(469,529)
Increase (decrease) in accounts payable	14,840	75,354
Increase (decrease) in accrued expenses	62,862	53,671
Increase (decrease) in income tax payable	800	(169,605)
Increase (decrease) in accrued interest payable	87,634	104,319
Increase (decrease) in other liabilities	(969,176)	(1,271)
Purchase of station assets	(1,222,864)	(243,341)
Increase in deposits on station sales	150,000	600,000

Net Cash (Used) by Operating Activities	(1,335,170)	(847,859)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of fixed assets	675,000	11,945

Net Cash Provided by Investing Activities	675,000	11,945

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related parties - short term notes payable	121,000	132,000
Repayments to related parties - short term notes payable	(2,000)	(17,225)
Repayment of notes payable	(618,937)	(22,964)
Proceeds from notes payable - related parties	85,000	18,000
Proceeds from notes payable	1,108,634	704,875

Net Cash Provided by Financing Activities	693,697	814,686

INCREASE (DECREASE) IN CASH	33,527	(21,228)

CASH AT BEGINNING OF PERIOD	2,532	23,760

CASH AT END OF PERIOD	$36,059	$2,532

The accompanying notes are an integral part of these consolidated financial statements.

 LEGACY COMMUNCATIONS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

	For the Years Ended December 31,

	2006	2005

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for services and bonus	$467,500	$-
Common stock cancelled	$262,500	$-

CASH PAID FOR:

Interest	$276,444	$163,196
Income taxes	$1,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE 1 - COMPANY ORGANIZATION AND BUSINESS ACTIVITY

Legacy Communications Corporation was organized as a Nevada corporation on September 23, 1997. The Company’s primary business activity is in the broadcast industry buying, developing, operating and selling radio stations and auxiliary services.

Subsidiaries

As of December 31, 2006, the following were wholly-owned subsidiaries:

▪	AM Radio 790, Inc., a Utah corporation and licensee of KBET(AM), Winchester, NV.
▪	AM Radio 1440, Inc., a Utah corporation and licensee of KPTO(AM), Pocatello, ID.
▪	AM Radio 1470, Inc., a Utah corporation and licensee of KNFL (AM), Tremonton, UT.
▪	AM Radio 1490, Inc., a Utah corporation and licensee of KOGN (AM), Ogden, UT.
▪	Tri-State Media Corporation, a Utah corporation and licensee of KITT (FM), Soda Springs, ID.
▪
Americast Media Corporation, a Utah corporation and applicant for construction permits of AM radio stations serving the communities of Middletown, ID, Beaver, UT, Santa Clara, UT, Mesquite, NV and Mililani, HI.

▪	Radio 1340, LLC. a Utah limited-liability company and permitee of a new construction permit for KBSP(AM) 1340kHz, Bishop, CA.
▪	Radio 1240, LLC. a Utah limited-liability company and permitee of a new construction permit for KDAN(AM) 1240kHz, Beatty, NV.
▪	Radio 1450, LLC. a Utah limited-liability company and permitee of a new construction permit for KIFO(AM) 1450kHz, Hawthorne, NV.
▪	Radio 1400, LLC. a Utah limited-liability company and applicant in the assignment of a new construction permit for KTNP(AM) 1400kHz, Tonopah, NV.

All significant inter-company accounts and transactions have been eliminated in consolidation.

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

c. Basic Earnings Per Share

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period. There are no dilutive instruments outstanding at December 31, 2006 or 2005.

	December 31,
	2006	2005

Numerator - Income (Loss)	$197,380	$(829,354)

Denominator - weighted average shares outstanding	17,383,295	17,174,172

Basic income (loss) per share	$0.01	$(0.05)

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

e. Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision (benefit) for income taxes for the years ended December 31, 2006 and 2005 consist of the following:

	2006	2005
Federal:
Current	$-	$-
Deferred	98,285	(558,452)

State:
Current	800	1,400
Deferred	14,160	(82,122)
	$113,245	$(639,174)

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred tax assets:
NOL Carryover	$322,945	$285,086
Depreciation	-	88,388
Accrued Expenses	431,300	455,055

Deferred tax liabilities:
Depreciation	(36,200)	-
Net deferred tax asset	$718,045	$828,529

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

	2006	2005

Book Income	$105,600	$(572,710)
Gain/Loss Sale of Assets	(31,160)	347
State Taxes	(310)	-
NOL Utilization	(133,150)	-
Depreciation	(32,210)	83,791
Accrued Expenses	3,630	12,094
Accrued Compensation	7,650	20,933
Stock for Services	79,950	-
Other	-	(546)
Income Tax Expense	$-	$(456,091)

f. Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

Description	Useful Lives
Office and studio equipment	5 years
FCC Licenses	8 years
Vehicles	5 years
Tower	20 years
Lease improvements	15 years or life of the lease

g. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. There were no advertising expenses for the years ended December 31, 2006 and 2005.

h. Newly Issued Accounting Pronouncements

During the year ended December 31, 2006, the Company adopted the following accounting pronouncements:

SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) “Share-based payment”. SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

SFAS No. 154 -- In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not believe that the adoption of SFAS 154 will have a material effect on its financial position or results of operations.

SFAS No. 156 -- In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB No. 140,” which modifies the accounting for and reporting of servicing asset and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006. SFAS No. 156 is not currently applicable to the company and, we believe that the adoption of SFAS No. 156 will not have a material impact on our results of operations.

FIN No. 48 -- In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of applying the various provisions of FIN 48.

SFAS No. 157 -- In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy. This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of applying the various provisions of SFAS 157.

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company’s consolidated financial statement presentation.

i. Equity Securities

Equity securities issued for services rendered have been accounted for at the more readily determinable value of the common stock given up or the value of the services which were received.

j. Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares were outstanding at December 31, 2006. The board of directors will determine the rights and preferences of the preferred stock at the time of issuances.

k. Revenue Recognition

The Company recognizes revenue for providing management related services to other radio stations when the services have been performed, the amount is known and collection is reasonably assured. The Company recognizes revenue from the sale of stations when the sale is closed. The Company determines the amount of gain as the sales price less the depreciated basis of the assets that have been sold. An application for the assignment of the station licenses and assets to the buyer is filed with the Federal Communications Commission (FCC). The gain is not recognized until the FCC approves the sale and transfer of the station license. (Notes 10, 11)

l. Long Lived Assets

The Company annually assess for impairment of long lived assets. The Company will assess whenever events or changes in circumstances would indicate that an assessment of the valuation is needed. An impairment loss will be recognized only if the carrying amount of the long lived asset is not recoverable and exceeds its fair value. The carrying amount of the long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and/or disposition at the long lived asset. The impairment loss will be the difference between the carrying value and the estimated fair value and will be presented in the period within which the impairment is measured.

NOTE 3 - PROPERTY, EQUIPMENT AND FCC LICENSES

As of December 31, 2006 the Company had construction in progress of $723,428. These are capitalized expenditures for future radio stations for which broadcast license applications have been filed with the FCC. Property and equipment at December 31, 2006 consisted of the following:

Office and studio equipment	$92,582
Vehicles	33,130
Transmitter site equipment	255,802
Towers	201,010
Buildings	56,774
Land	140,000
Leasehold improvements	32,654

Total	811,952
Less accumulated depreciation and amortization	(188,814)

Property and Equipment - Net	$623,138

FCC licenses	$716,260
Less: Accumulated amortization	(115,397)

FCC Licenses - Net	$600,863

Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $223,505 and $317,719, respectively.

NOTE 4 - RELATED PARTY BALANCES

At December 31, 2006, the Company had the following balances due to related parties:

Various payables due to shareholders	$106,000
Accrued interest on payables due to shareholders ranging from 5.1% to 7.5%	78,249

Related Party Balance - Net Liability	$184,249

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

At December 31, 2006, the Company had the following notes payable due to related parties:

Various notes due to shareholders, non-interest bearing, unsecured and due on demand.	$52,000

Short term notes due to President, bearing interest at 10.50%, unsecured and due on demand.	193,775

Notes due to shareholder, bearing interest at 8.00% unsecured and due on demand.	210,000

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	18,000

Notes due to Officers, bearing interest at 12.00%, unsecured and due on demand.	85,000

Notes due to shareholder, bearing interest at 10.50%, unsecured and due on demand.	55,758

Notes due to shareholders, bearing interest at 8.00%, unsecured and due on demand.	60,000

Total Notes Payable - related party	$674,533

Accrued interest of $327,368 is due to these related parties and is recorded in the accrued interest payable (Note 8).

NOTE 6 - NOTES PAYABLE

The following notes payable were outstanding at December 31, 2006:

Note payable to an individual dated November 1, 1997, bearing interest at 10.00%, due on demand, unsecured.	$63,000

Note payable to an individual dated November 1, 1997 bearing interest at 10.00% due on demand, unsecured.	16,500

Note payable to an individual dated November 1, 1997, bearing interest at 10.00%, due on demand, unsecured.	4,028

Note payable to an individual dated November 1, 1997, bearing interest at 10.00%, due on demand, unsecured.	23,500

Note payable to an individual dated December 23, 1994, bearing interest at 10.00%, due on demand, unsecured.	10,000

Note payable to an individual dated March 3, 1995, bearing interest at 8.00%, due on demand, unsecured.	75,000

Note payable to an individual dated June 27, 2005, bearing interest at 10.50%, due on demand, unsecured.	129,375

Notes payable to an individual dated September 15, 2006, bearing interest at 10.50%, due on demand, unsecured	38,057

Note payable to an individual dated November 20, 1997, bearing interest at 11.00%, due on demand, unsecured.	13,000

Note payable to an individual dated October 12, 1999, bearing interest at 10.00%, due on demand, unsecured.	40,000

Note payable on a vehicle loan dated December 4, 2003, bearing interest at 2.90%, requiring monthly payments of $471, due by November 5, 2009.	15,735

Note payable to a corporation dated May 8, 2006, bearing a 3.00% fee, due on demand, secured by current assets.	256,750

Note payable to a corporation dated October 17, 2006, bearing interest at 9.50%, due April 30, 2007, unsecured.	50,000

Note payable to a corporation dated July 23, 2004, bearing interest at 14.75%, due July 23, 2005, secured by current assets.	750,000

Note payable to a corporation dated July 23, 2004, bearing interest at 14.75%, due April 7, 2006, secured by current assets.	550,000

Note payable to an individual dated December 16, 1999, bearing interest at 25.00%, due on demand, unsecured.	180,000

Total notes payable	2,214,945

Total notes payable (from previous page)	$2,214,945
Less: current maturities	(2,204,470)

Total Long-Term Debt	$10,475

Maturities of notes payable are as follows:

December 31, 2007	$2,204,470
2008	5,415
2009	5,060

$2,214,945

Interest payable of $600,456 is accrued on these notes payable and is included in the accrued interest payable (Note 8).

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2006

Accrued payroll	$10,525
Deferred Compensation	298,190
Accrued payroll taxes	566,349
Penalty and interest on payroll taxes	148,181

Total Accrued Liabilities	$1,023,245

NOTE 8 - ACCRUED INTEREST PAYABLE

Accrued interest payable consisted of the following at December 31, 2006:

Accrued interest payable to related parties on notes payable payroll	$161,190
Accrued interest payable to unrelated parties on notes payable	600,456
Accrued interest payable to shareholder on notes converted to equity	128,678

Total accrued interest payable	$890,324

On March 31, 1998, the principal investment of Lavon Randall (“Randall”) of $1,169,953 was converted into 1,101,340 shares of common stock. At that date, the Company owed Randall $519,684 of accrued interest on those notes. The accrued interest was not converted to equity. The Company has agreed to make payments to Randall on the interest and pay for some personal expenses until the balance is paid in full. During the year ended December 31, 2006 the Company paid $36,093, net. The remaining balance due Randall at December 31, 2006 was $128,678.

NOTE 9 - EQUITY TRANSACTIONS

During the 2005 year the Company had no equity transactions.

During the 2006 year the Company issued 200,000 shares of common stock to officers and directors. The shares were valued at $1.00 per share, which was the deemed value of the bonus.

During the 2006 year the Company issued 100,000 shares of common stock to an individual in pursuant to a service agreement. The shares were valued at $1.00 per share.

During the 2006 year the Company issued 25,000 shares of common stock to an individual pursuant to a loan agreement. The shares were valued at $1.00 per share.

During the 2006 year the Company issued 100,000 shares of common stock to a corporation pursuant to a service agreement. The shares were valued at $1.00 per share.

During the 2006 year the Company cancelled 250,000 shares of common stock from a corporation following the termination of a consulting agreement. The shares were previously valued at $1.00 per share.

During the 2006 year the Company issued 40,000 shares of common stock to a corporation pursuant to a service agreement. The shares were valued at $1.00 per share.

During the 2006 year the Company issued 25,000 shares of common stock to an individual pursuant to a loan agreement. The shares were valued at the trading price of $0.10 per share.

During the 2006 year the Company cancelled 125,000 shares of common stock from an individual in a settlement agreement. The shares were valued at the trading price of $0.10 per share.

NOTE 10 - OTHER REVENUE

Other revenue consisted of the following at December 31, 2006 and 2005, respectively:

Forfeiture of Deposit paid by Lakeshore Media	$335,000
Option fees paid by Lakeshore Media	37,682

Total other revenue at December 31, 2006	$372,682

Option fees paid by Lakeshore Media	$79,474

Total other revenue at December 31, 2005	$79,474

NOTE 11 - GAIN ON SALE OF STATIONS AND OTHER ASSETS

Gain on sale of stations and other assets consisted of the following at December 31, 2006 and 2005, respectively:

Net gain on sale of AM Radio 1370, Inc. station	$516,094

Total net gain on sale of assets at December 31, 2006	$516,094

Net gain on disposition of other assets	$3,056

Total net gain on sale of stations at December 31, 2005	$3,056

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Rental Obligations

The following is a schedule of future rents payable under operating leases:

Year Ended December 31,

2007	$30,210
2008	28,980
2009	28,980
2010	29,980
2011	28,980

$146,130

Rent and facility maintenance expense for the years ended December 31, 2006 and 2005 was $46,302 and $52,237, respectively.

Pledged Assets

The pledged assets of Legacy Communications Corporation are in the form of corporate stock issued to the holding Company in each subsidiary. Stock has been pledged in the following companies to US Capital, Inc. as collateral for the $1,300,000 loan.

•	50,000 shares of common stock in AM Radio 1400, Inc. licensee of KENT(AM), Parowan, UT.
•	50,000 shares of common stock in AM Radio 1440, Inc. licensee of KPTO(AM), Pocatello, ID.
•	50,000 shares of common stock in AM Radio 1470, Inc. licensee of KNFL(AM), Tremonton, UT.
•	50,000 shares of common stock in AM Radio 1490, Inc. licensee of KOGN(AM), Ogden, UT.
•	50,000 shares of common stock in AM Radio 790, Inc. permitee of KBET(AM), Winchester, NV.
•	50,000 shares of common stock in Tri-State Media Corporation licensee of KITT(FM), Soda Springs, ID.

The Company has pledged a security interest in the proceeds of the sale of the Assets of AM Radio 790, Inc. to Paragon Advertising & Communications, Inc. for a $250,000 loan and fee of $6,750.

The Company has pledged a security interest in the proceeds of the sale of the Assets of AM Radio 790, Inc. to a shareholder for a $129,375 and $38,057 loan.

The Company has pledged stock in the following subsidiary companies to Summit Media, Inc. as collateral for a $50,000 loan.

•	Radio 1340, LLC, a Utah limited liability company and permitee of a new construction permit for KBSP(AM), 1340kHz,in Bishop, CA.
•	Radio 1240, LLC, a Utah limited liability company and permitee of a new construction permit for KDAN(AM), 1240kHz, Beatty, NV.
•	Radio 1450, LLC, a Utah limited liability company and permitee of a new construction permit for KIFO(AM), 1450kHz, Hawthorne, NV.

Legal Proceedings

The Company from time to time is involved in litigation incidental to the conduct of its business. The Company has entered into a settlement agreement without admission of any liability, or wrongdoing in the Fifth Judicial District Court, Washington County, Utah Case No. 03050187 with plaintiffs; Bryan L. Pugh and Matthew Excel. The Company is not a party to any lawsuit or preceding which in the opinion of management, is likely to have a material adverse effect on it.

The Company on June 30, 2007 sent notice of default to Lakeshore Media, LLC under the option agreement dated March 3, 2005 and amended September 27, 2005 to buy the assets of KPTO, AM1440kHz, Pocatello, Idaho, and KITT (FM), 100.1MHz, Soda Springs, Idaho. Lakeshore was required to exercise the purchase option on or Before June 1, 2007 and close the transaction by August 15, 2006 or forfeit the option fees paid. The Company sent notice of default asking Lakeshore to sure the default on or before June 30, 2007. Lakeshore did not cure the default and the Company sued for unpaid fees and interest and received a default judgment of $53,333.61 plus attorney fees of $2,680.94, a total of $56,014.55 plus ten (10%) percent interest per annum on February 9, 2007 in Fifth Judicial District Court in and for Washington County, Utah, Case No. 060502081.

NOTE 13 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses through December 2001, and has a working capital deficit at December 31, 2006. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company completing the sale of KPTO(AM), Pocatello, ID and KITT(FM), Soda Springs, ID as proposed under an option purchase agreement with Lakeshore Media Company, LLC of Chicago, IL. The Company continues to have discussions with Lakeshore in an effort to accommodate their interest to reinstate a purchase agreement for KPTO(AM) and KITT(FM) with an acceptable third-party financial guarantor, or in the alternative sell the stations to a qualified new buyer.

In order to execute the Company’s business model, it needs to continue to make additional purchases and improvements to its facilities and broadcast operations. Some of the purchases and development plans include:

•
The development and operation of four (4) new AM radio station construction permits for new radio stations; KBSP(AM) 1340 kHz, Bishop, CA; KDAN(AM) 1240kHz, Beatty, NV; KIFO(AM) 1450kHz, Hawthorne, NV and KTNP(AM) 1400kHz, Tonopah, NV. All radio stations must be constructed pursuant to the authorized construction permit granted by the FCC.

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

NOTE 14 - CONTRACTS FOR SALE OF STATIONS

The Company through its subsidiaries, AM Radio 1440, Inc. and Tri-State Media Corporation signed an option agreement on March 3, 2005 and amended on September 27, 2005 to sell KPTO(AM), Pocatello, Idaho, and KITT (FM), Soda Springs, Idaho to Lakeshore Media, LLC. The option holder, Lakeshore, agreed to pay $1.5 million under the following terms: $300,000 down plus a monthly option fee of $8,000 for a 12-month period. The option holder under the amended option agreement signed September 27, 2005 was required to exercise the option to purchase by June 1, 2006 and close the transaction by August 15, 2006 or forfeit the option fees paid. The Company sent notice of default to cure the default on or before June 30, 2007. Lakeshore did not cure the default and the Company sued for unpaid fees, interest and attorney fees. The Company was granted a judgment on February 9, 2007 for $56,014.55 and ten (10%) percent interest per annum in Fifth Judicial District Court, Washington County, Utah, Case No. 060502081.

The Company through its subsidiary AM Radio 790, Inc. signed an Asset Purchase Agreement on December 12, 2006 to sell KBET(AM), 790kHz, Winchester, NV to Beasley Broadcasting Group, Inc. for $2,500.000 cash. The FCC granted assignment on February 5, 2007 and Beasley closed on March 28, 2007.

NOTE 15 - SUBSEQUENT EVENTS

The following is a list of material subsequent events:

•
The Company exercised its option to purchase a construction permit for a new AM radio station KTNP(AM) 1400kHz, Tonopah, Nevada on January 6, 2007. An assignment application was filed with the FCC by Radio 1400, LLC, a wholly owned subsidiary of the Company. The assignment was granted by the FCC on March 16, 2007 with final rule and order expected on or about May 1, 2007.

•	On January 18, 2007 the Company reduced the loan from US Capital by $449,590 with the Second Additional Deposit by Beasley Broadcast Group, Inc.

•	On January 29, 2007 the Company arranged to borrow $120,000 from a shareholder for use in its debt settlement and operational expenses.

•	On January 31, 2007 the Company borrowed an additional $73,000 from US Capital for use in its operational expenses.

•	On March 28, 2007, the Company closed on its sale of the assets of AM Radio 790, Inc. - KBET(AM), Winchester, NV to Beasley Broadcast Group, Inc. for $2,500,000.

•	On March 28, 2007, the Company paid off loans of $923,410 to US Capital, Inc. and reduced the debt to a shareholder by $140,634 from the proceeds of the sale of KBET.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 8A.	Controls and Procedures.

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

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

Name	Age	Position	Held Since

E. Morgan Skinner, Jr.	66	President, CEO, Director	1997
Lavon Randall	64	Secretary/Director	1997
R. Michael Bull	58	Principal Accounting Officer	1998
Jeffrey B. Bate	43	Director	2005

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

R. Michael Bull has served as our Principal Accounting Officer since January 1998. Mr. Bull began his career in 1974 by joining a minority owned, regional CPA firm with offices throughout California, Nevada and Arizona spending the majority of his time with the audit division. In 1977 he accepted an offer from Delta Lines, Inc., a publicly held transportation company in Oakland, California, to create and develop an Internal Audit Department. In 1980 he accepted a position as the Controller of BD Trucking, Inc., a specialty hauling, transportation company located in Oakland and Ripon, CA. From 1981 to 1991, Mr. Bull served as the CFO and Vice President of Finance and Administration for Advanced Communications, Inc., a telecommunications manufacturer in Silicon Valley. He was responsible for the creation of the business plans, solicitation of three California pre-public stock offerings, and preparation of an initial public offering in 1984 for Advanced Communications. He established all credit lines, international letters of credit, loans and investments as well as the monthly and annual preparation of cash forecasts, financial projections, budgets, and reports to management, shareholders and board of directors, and SEC filings. In 1991, Mr. Bull joined Applied Dielectrics, Inc., a defense contractor that designed and manufactured microwave circuit boards, as their CFO and Vice President of Finance and Administration. In 1993, Mr. Bull accepted a position as Controller for Reid-Ashman Manufacturing, Inc., a designer and manufacturer of test floor interface equipment for the semi-conductor industry, where he supervised the installation of a computerized accounting system, implemented accounting policies and procedures, staffed and trained the accounting department, and assisted in the relocation of the manufacturing facility to St. George, Utah. Mr. Bull attended Idaho State University before leaving for a LDS mission in Argentina from 1967 to 1969. He completed his education at San Jose State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company. Based on a review of the copies of such forms furnished to the Company and other information, the Company believes that, during the fiscal year ended December 31, 2006, the following individuals failed to report transactions in the Company’s equity securities or reported transactions late:

Name and Position	Number of Transactions Not Reported	Number of Reports Filed Late	Number of Transactions Reported Late

E. Morgan Skinner, Jr., President, CEO and Director	0	1	0
Lavon Randall Secretary and Director	0	1	0
R. Michael Bull Principal Accounting Officer	0	1	0
Jeffrey B. Bate Director	0	1	0

Code of Ethics

We have adopted a code of ethics designed to promote honest and ethical conduct by our principal executive offers; full and timely disclosure of reportable information; and compliance with applicable laws. We will provide a copy of our code of ethics to any person upon written request to Mr. E. Morgan Skinner, Jr. at our principal executive office.

Nominations for Director

We do not have a formal nominating committee because the number of outstanding shares, shareholders of record and size of the board of directors makes it impractical to establish a separate nominating committee. Our directors perform the function of a nominating committee by identifying and receiving recommendations for individuals qualified to become directors and reviewing their qualifications.

The directors will consider director candidates recommended by one or more substantial, long-term shareholders. Generally, shareholders who individually or as a group have held 5% of our shares for over one year will be considered substantial, long-term shareholders. In considering candidates submitted by shareholders, the directors will take into consideration the needs of the Board of Directors and the qualifications of the candidate. The directors believe that the minimum qualifications for service as one of our directors is experience in the radio broadcast industry and in the construction and ownership of radio stations in markets similar to those that are served by our stations. In addition, nominees should possess an impeccable reputation of integrity and competence in her or his personal and professional activities. To have a candidate considered by the directors, a shareholder must submit the recommendation in writing and must include the following information:

•	The name of the shareholder and evidence of the person’s ownership of our shares, including the number of shares owned and the length of time of ownership; and

•	The name of the candidate, the candidate’s resume or a listing of her or his qualifications to be one of our directors and the person’s consent to be named as a director if nominated by the directors.

The shareholder recommendation and information described above must be sent to us at 210 North 1000 East, St. George, UT 84770 and, if the nominee is to be elected at a meeting of the shareholders, must be received by the President not less than 90 days nor more than 110 days prior to the anniversary date of our most recent annual meeting of shareholders.

Item 10.  Executive Compensation.

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2006 and 2005 by our Chief Executive Officer and each executive officer that received compensation of more than $100,000 during 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation	Total ($)

E. Morgan Skinner, Jr.	2006	$85,000	-	$100,000	-	$185,000
CEO, President, and Director	2005	$85,000	-	-	-	$85,000

1.	Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

Our compensation and benefits programs are administered by our Board of Directors and intended to retain and motivate individuals with the necessary experience to accomplish our overall business objectives within the limits of our available resources. Consequently, the guiding principles of our compensation programs are:

•	simplicity, clarity, and fairness to both the employee and the Company;
•	preservation of Company resources, including available cash; and
•	opportunity to receive fair compensation if the Company is successful.

Each element of our compensation program contributes to these overall goals in a different way.

•	Base Salary and Benefits are designed to provide a minimum threshold to attract and retain employees identified as necessary for our success.
•	Cash Bonuses and equity awards are designed to provide supplemental compensation when the Company achieves financial or operational goals within the limits of our available resources.

All compensation payable executive officers is reviewed annually by the Board of Directors and changes or awards are approval by the Board of Directors.

Our executive officers have served for the last two fiscal years without significant cash compensation and have committed substantial personal resources to our continued operation. We expect that such commitments will be repaid before any material increase in compensation is approved.

Board Compensation

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2005

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation	Total ($)

E. Morgan Skinner, Jr.	-	-	-	-	-
Lavon Randall	-	$ 100,000	-	-	$ 100,000
Jeffrey B. Bate	-	-	-	-	-

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the beneficial ownership of shares of our Common Stock by (i) all persons and groups known to own beneficially more than 5% of the outstanding shares of our Commons Stock, (ii) each director, nominee and executive officer, and (iii) all directors and officers as a group. Information with respect to directors, officers, and their families is as of March 31, 2006 and is based on the books and records of the Company and information obtained from each individual. Information with respect to other shareholders is based upon the Schedule 13D or Schedule 13G filed by such shareholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of the Company’s principal executive office.

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

Name and Address	Number of Shares Owned Beneficially	Percentages Of Outstanding Shares

E. Morgan Skinner, Jr. President, CEO, Director	6,453,408 (1)	37.22%

Lavon Randall Secretary, Director	5,813,408 (2)	33.53%

Jeffrey B. Bate Director	350,000	2.02%

R. Michael Bull Principal Accounting Officer	787,500	4.54%

All Executive Officers and directors as a group (4 people)	13,404,316	77.31%

1.	E. Morgan Skinner, Jr. is the trustee of Bear River Trust and beneficially owns 6,453,408 shares of our common stock under the Bear River Trust.

2.	Lavon Randall is the trustee of the Randall Family Trust and beneficially owns 5,813,408 shares of our common stock under the Randall Family Trust.

Item12.	Certain Relationships and Related Transactions.

Our executive officers, directors and certain shareholders, and entities that they control, lend us money and enter into transactions with us from time to time. The following table sets forth the amount we were obligated to our executive officers as of December 31, 2006, including accrued and unpaid interest, and the largest aggregate obligation at any time since December 31, 2005.

Name and Relationship	Amount as of 12/31/2006	Highest Balance since 12/31/2005

E. Morgan Skinner, Jr. CEO and President*	$399,609	$399,609
Lavon Randall, Director	$483,132	$483,132
Jeffrey B. Bate, Director*	$52,636	$52,636

* Mr. Jeffrey Bate is the step son of Mr. E. Morgan Skinner, Jr.

Item 13.	Exhibits.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (Incorporated by reference to Registration Statement No. 333-125907)

3.2	Restated Articles of Incorporation (Incorporated by reference to Registration Statement No. 333-125907)

3.3	By-Laws (Incorporated by reference to Registration Statement No. 333-125907)

3.4	Amended By-Laws (Incorporated by reference to Registration Statement No. 333-125907)

4.1	Specimen Stock Certificate for Common Stock, $.001 par value (Incorporated by reference to Registration Statement No. 333-125907)

10.1	Form of 1998 Employee Stock Option Plan (Incorporated by reference to Registration Statement No. 333-125907)

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

10.23*	Asset Purchase Agreement dated December 12, 2006 among AM Radio 790, Inc., KDWN License Limited Partnership and Beasley FM Acquisition Corp.

21.1*	Subsidiaries of the Issuer

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)

*As Filed Herewith

Item 14. Principal Accountant Fees and Services.

The Company paid the following fees to its principal independent accountants for services during the fiscal years ended December 31, 2006 and December 31, 2005.

	Year Ended December 31,

Description of Fees	2006	2005

Audit Fees	$24,494	$20,924
Audit Related Fees	-	$12,310
Tax Fees	$646	$6,732
All Other Fees	-	-

SIGNATUREs

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY COMMUNICATIONS CORPORATION

Date: April 26, 2007	By:	/s/ E. Morgan Skinner, Jr.
Name: E. Morgan Skinner, Jr
Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 26, 2007	By:	/s/ E. Morgan Skinner, Jr.
Name: E. Morgan Skinner, Jr.
Title: Chief Executive Officer Director

Date: April 26, 2007	By:	/s/ R. Michael Bull
Name: R. Michael Bull
Title: Principal Accounting Officer

Date: April 26, 2007	By:	/s/ E. Morgan Skinner, Jr.
Name: E. Morgan Skinner, Jr.
Title: Chief Financial Officer

Date: April 26, 2007	By:	/s/ Lavon Randall
Name:Lavon Randall
Title: Director

Date: April 26, 2007	By:	/s/ Jeffrey B. Bate
Name:Jeffrey B. Bate
Title: Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.23	Asset Purchase Agreement dated December 12, 2006 among AM Radio 790, Inc., KDWN License Limited Partnership and Beasley FM Acquisition Corp.

21.1	Subsidiaries of the Issuer

31.1	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1	Certification required by Rule 13a-14(b)