Form 10QSB
period 2007-03-31
LEGACY COMMUNICATIONS CORP
filed 2007-05-18
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:
Yes ☐ No ☒

As of May 12, 2006, there were outstanding 17,339,172 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item1. Financial Statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2007	December 31, 2006
	(Unaudited)
CURRENT ASSETS

Cash	$25,817	$36,059
Escrowed deposits on station sales	-	200,000
Prepaid expenses	34,660	27,159

Total Current Assets	60,477	263,218

PROPERTY AND EQUIPMENT - NET	610,498	623,138

OTHER ASSETS

FCC licenses - Net	577,371	600,863
Deposits	6,175	20,900
Deferred tax asset	500,100	718,084
Construction in progress	148,905	723,428

Total Other Assets	1,232,551	2,063,275

TOTAL ASSETS	$1,903,526	$2,949,631

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31, 2007	December 31, 2006
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$333,575	$355,887
Accrued liabilities	1,023,943	1,023,245
Other liabilities	66,294	78,844
Other liabilities - related party	185,828	184,249
Deposits on station sales	-	750,000
Income tax payable	344,727	50,200
Notes payable - related parties	674,533	674,533
Notes payable - current	631,708	2,204,470
Accrued interest payable	904,437	890,324

Total Current Liabilities	4,165,045	6,211,752

LONG-TERM LIABILITY

Notes payable	9,136	10,475

Total Long-Term Liability	9,136	10,475

Total Liabilities	4,174,181	6,222,227

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; 5,000,000 shares authorized at $0.001 par value, no shares outstanding	-	-
Common stock, 50,000,000 shares authorized at $0.001 par value, 17,339,172 and 17,289,172 shares issued and outstanding, respectively	17,339	17,289
Additional paid in capital	4,975,510	4,970,560
Accumulated deficit	(7,263,504)	(8,260,445)

Total Stockholders’ Equity (Deficit)	(2,270,655)	(3,272,596)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,903,526	$2,949,631

LEGACY COMMUNICATIONS CORPORATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUE

Gain on sale of station	$1,886,349	$-
Other revenue	-	28,500
Broadcast revenue	585	-

Total Revenue	1,886,934	28,500

EXPENSES

Depreciation and amortization	46,377	82,809
General and administrative	156,587	412,242
Salaries and personnel costs	93,878	63,305

Total Expenses	296,842	558,356

LOSS FROM OPERATIONS	1,590,092	(529,856)

OTHER INCOME (EXPENSE)

Interest expense	(79,640)	(76,828)

Total Other Income (Expense)	(79,640)	(76,828)

GAIN (LOSS) BEFORE INCOME TAXES	1,510,452	(606,684)

Income tax	513,511	-

NET GAIN (LOSS)	$996,941	$(606,684)

BASIC AND FULLY DILUTED LOSS PER SHARE	$0.06	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,203,616	17,385,286

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2006	17,289,172	$17,289	$4,970,560	$(8,260,445)

Common stock issued pursuant to loan agreement (Unaudited)	25,000	25	2,475

Common stock issued pursuant to loan agreement (Unaudited)	25,000	25	2,475

Net loss for the three months ended March 31, 2007 (Unaudited)	-	-	-	996,941

Balance, March 31, 2007 (Unaudited)	17,339,172	$17,339	$4,975,510	$(7,263,504)

LEGACY COMMUNICATIONS CORPORATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$996,941	$(606,684)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of station	(1,886,349)	-
Depreciation and amortization	46,377	82,809
Amortization of deferred consulting services	-	22,505
Shares issued pursuant to management contract	-	100,000
Shares issued for bonuses	-	200,000
Shares issued pursuant to loan agreement	5,000	-
Changes in assets and liabilities:
(Increase) decrease in escrow deposits	200,000	119,977
(Increase) decrease in prepaid expenses	(7,501)	22,999
(Increase) decrease in deposits/other assets	14,725	16,500
(Increase) decrease in deferred tax asset	217,984	-
Increase (decrease) in accounts payable	(8,786)	169,964
Increase (decrease) in accrued expenses	(12,824)	24,370
Increase (decrease) in income tax payable	294,527	-
Increase (decrease) in accrued interest payable	14,112	30,060
Increase (decrease) in other liabilities	(10,972)	3,359
Purchase of station assets	(49,375)	(209,314)
Increase in deposits on station sales	(750,000)	35,000

Net Cash Provided (Used) by Operating Activities	(936,141)	11,545

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of fixed assets	2,500,000	-

Net Cash Provided by Investing Activities	2,500,000	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from related parties - short term notes payable	-	5,000
Repayment of notes payable	(1,771,301)	(1,263)
Proceeds from notes payable	197,200	-

Net Cash Provided (Used) by Financing Activities	(1,574,101)	3,737

INCREASE (DECREASE) IN CASH	(10,242)	15,282

CASH AT BEGINNING OF PERIOD	36,059	2,532

CASH AT END OF PERIOD	$25,817	$17,814

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

CASH PAID FOR:

Interest	$41,650	$46,022
Income taxes	$1,000	$-

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES-PROVISION FOR TAXES

Income Taxes:

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other portions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the tax positions taken that exceed the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company does not recognize an increase in the liability for unrecognized tax benefits. No unrecognized tax benefits are being reported for the quarter ended March 31, 2007. Included in the balance at January 1, 2007 is a Net Operating Loss carry forward in the amount of $828,059 which is being used to offset the current quarter’s tax liability. Because of the impact on deferred tax accounting, other than interest and penalties, the immediate deductibility of the Net Operating Loss will affect the annual effective tax rate and will reduce the payments of cash to the taxing authority in the current year.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 3 - RELATED PARTY BALANCES

At March 31, 2007, the Company had the following balances due to related parties:

Various other payables due to shareholders	$106,000
Accrued interest on payables due to shareholders ranging from 5.1% to 7.5%	79,828

Related Party Balance - Net Liability	$185,828

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

At March 31, 2007, the Company had the following notes payable due to related parties:

Various other payables due to shareholders, non-interest bearing, unsecured and due on demand.	$52,000

Short term notes due to President, bearing interest at 10.50%, unsecured and due on demand.	193,775

Notes due to Officers, bearing interest at 12.00%, unsecured and due on demand.	85,000

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	210,000

Notes due to shareholder, bearing interest at 10.50%, unsecured and due on demand.	55,758

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	18,000

Notes due to shareholders, bearing interest at 8.00%, unsecured and due on demand.	60,000

Total Notes Payable - related party	$674,533

Accrued interest of $279,473 is due to these related parties and is recorded in the accrued interest payable.

NOTE 5 - EQUITY ISSUANCES

During the three months ended March 31, 2007, the Company issued 25,000 shares of common stock on January 31, 2007 to an individual pursuant to a loan agreement. The shares were valued at the trading price of $0.10 per share.

During the three months ended March 31, 2007, the Company issued 25,000 shares of common stock on February 12, 2007 to an individual pursuant to a loan agreement. The shares were valued at the trading price of $0.10 per share.

NOTE 6 - DISSOLUTION OF SUBSIDIARY COMPANY

On March 10, 2007 Management dissolved an inactive subsidiary of the Company that had no significant assets or liabilities.

NOTE 7 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses through December 2001, and has a working capital deficit at March 31, 2007. Net income reported at December 31, 2006 was due to gain on sale of assets. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company completing the sale of KPTO(AM), Pocatello, ID and KITT(FM), Soda Springs, ID.

In order to execute the Company’s business model, it needs to continue to make additional purchases and improvements to its facilities and broadcast operations. Some of the purchases and development plans include:

•
Develop and operate four (4) construction permits for new radio stations that include: KBSP(AM) 1340 kHz, Bishop, CA; KDAN(AM) 1240kHz, Beatty, NV; KIFO(AM) 1450kHz, Hawthorne, NV and KTNP(AM) 1400kHz, Tonopah, NV. The radio stations will be constructed pursuant to their authorized construction permit and operated until sold.

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

NOTE 6 - SUBSEQUENT EVENTS

The following is a list of material subsequent events:

•	The Company on April 27, 2007 borrowed $575,000 for six months from US Capital, Inc.

•	The Company exercised its option to purchase the construction permit for a new AM radio station KTNP(AM), 1400 kHz, Tonopah, NV on January 12, 2007 and closed on the transaction May 4, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

This Quarterly Report on Form 10-QSB includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may”, “believe”, “expect”, “intend”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements include, but are not limited to, the risk factors described in the Company’s Annual Report on Form 10-KSB and in this report. The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein and in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Results of Operations

Total revenue for the three months ended March 31, 2007 increased by $1,858,434 or 6,520.8% to $1,886,934 compared to $28,500 for the three months ended March 31, 2006. Total revenue for the first three months of Fiscal 2007 consisted primarily of proceeds from the sale of radio station KBET(AM), Winchester, NV.

Operating Expenses for the three months ended March 31, 2007 decreased $261,514 or 46.8% to $296,842 compared to $558,356 for the three months ended March 31, 2006. This decrease is primarily the result of a $255,655 decrease in general and administrative expenses. Depreciation and amortization expenses decreased by $36,432 or 44.0% as a result of the decrease in the depreciable asset base. Salaries and personnel costs increased by $30,573 or 48.3% as a result of added personnel during the current year.

As a result of the decrease in operating and other expenses, combined with the radio station sale, net income for the first three months of Fiscal 2007 was $996,941 compared to net losses of $606,684 for the first three months of Fiscal 2006.

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

Liquidity and Capital Resources

As of March 31, 2007 we had accumulated operating deficits of $7,263,504, a stockholders’ deficit of $2,270,655 and a working capital deficit of $4,104,568.

During the three months ended March 31, 2007, our operating, investing and financing activities generated a $10,242 net decrease in cash, with a net reduction in notes payable of $1,574,101.

As of March 31, 2007 our total liabilities were $4,174,181, of which $4,165,045 were due on demand or within 12 months.

We have received commitments for a $575,000 loan from US Capital, Incorporated to be used for debt consolidation and acquisition upgrades which will be secured by the assets of the radio stations to which they relate and will be repaid upon the sale of the radio stations.

We completed the sale of KBET(AM), 790kHz, Winchester, NV on March 28, 2007 and received proceeds of $2,500,000. We completed the purchase of the construction permit for KTNP(AM) 1400kHz, Tonopah, NV for $13,000. In addition, we anticipate that the FCC will grant to us two construction permits pursuant to long-form applications submitted in connection with short-form expressions of interest that were granted singleton status. We do not anticipate significant additional costs relating to the acquisition of the construction permits for these stations but estimated construction costs are $390,000. We have commitments or identified sources of additional capital from third parties to meet these requirements and we believe that debt financing will be available if necessary until funds from other sources are available.

We currently require approximately $38,500 per month to continue operations. We expect our cash requirements to increase to approximately $55,500 per month as additional radio stations are licensed and commence full operation. Our current cash reserves are not sufficient to fund our cash requirements for next 12 months and we will require additional funding of approximately $610,000 to continue operations. We have commitments or identified sources of additional capital from third parties to meet these requirements and we believe that debt financing will be available if necessary until funds from other sources are available. However, in the event that we are not able to obtain the necessary funds, we will consider winding up and liquidation of all assets.

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

Our ability to continue as a going concern is dependent upon our completing the sale of radio stations pursuant to the following outstanding option agreements:

Radio Station	Expected Sales	Current Investment	Estimated Cost to be Incurred	Expected Completion Date
KPTO(AM), 1440 kHz Pocatello, ID	$500,000	$246,504	$24,500	10/30/2007

KITT(FM), 1001 MHz Soda Springs, ID	$2,300,000	$276,828	$78,500	10/30/2007

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, the Company issued 50,000 shares of its common stock to Dan J. Alpert pursuant to the terms of a loan agreement in two transactions. All such transactions were exempt from registration under the Securities Act under Section 4(2) as transactions not involving a public offering because of the limited number of persons involved in each transaction, our relationship with such persons, access to information about that would have been available in a public offering our stock, and the absence of any public solicitation or advertising.

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

LEGACY COMMUNICATIONS CORPORATION

Date: May 18, 2007	By:	/s/ E. Morgan Skinner, Jr.
Name: E. Morgan Skinner, Jr.
Title: President and Chief Executive Officer Principal Financial Officer

/s/ R. Michael Bull
Name: R. Michael Bull
Title: Principal Accounting Officer

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)