Form 10QSB
period 2007-06-30
LEGACY COMMUNICATIONS CORP
filed 2007-08-17
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission File Number 000-52051

LEGACY COMMUNICATIONS CORPORATION (Exact Name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0579824 (IRS Employer Identification No.)

210 North 1000 East St. George, UT 84770 (Address of principal executive offices)

(435) 628-1000 (Issuer’s telephone number)

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

As of August 10, 2007, there were outstanding 17,339,172 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item1. Financial Statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2007	December 31, 2006
	(Unaudited)
CURRENT ASSETS

Cash	$50,238	$36,059
Escrowed deposits on station sales	-	200,000
Prepaid expenses	41,237	27,159

Total Current Assets	91,475	263,218

PROPERTY AND EQUIPMENT - NET	606,135	623,138

OTHER ASSETS

FCC licenses - Net	553,880	600,863
Deposits	6,035	20,900
Deferred tax asset	525,000	718,084
Construction in progress	184,915	723,428

Total Other Assets	1,269,830	2,063,275

TOTAL ASSETS	$1,967,440	$2,949,631

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30, 2007	December 31, 2006
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$269,972	$355,887
Accrued liabilities	999,123	1,023,245
Other liabilities	69,845	78,844
Other liabilities - related party	187,406	184,249
Deposits on station sales	-	750,000
Income tax payable	230,984	50,200
Notes payable - related parties	589,248	674,533
Notes payable - current	1,155,279	2,204,470
Accrued interest payable	644,116	890,324
Accrued interest payable - related parties	265,502
Total Current Liabilities	4,411,475	6,211,752

LONG-TERM LIABILITY

Notes payable	23,240	10,475

Total Long-Term Liability	23,240	10,475

Total Liabilities	4,434,715	6,222,227

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; 5,000,000 shares authorized at $0.001 par value, no shares outstanding	-	-
Common stock, 50,000,000 shares authorized at $0.001 par value, 17,339,172 and 17,289,172 shares issued and outstanding, respectively	17,339	17,289
Additional paid in capital	4,975,510	4,970,560
Accumulated deficit	(7,460,124)	(8,260,445)

Total Stockholders’ Equity (Deficit)	(2,467,275)	(3,272,596)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,967,440	$2,949,631

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2007	2006	2007	2006

REVENUE

Gain on sale of stations	$1,886,349	$516,094	$-	$516,094
Gain on disposition of asset	1,562	-	1,562	-
Other revenue	-	372,682	-	344,182
Broadcast revenue	1,999	-	1,414	-

Total Revenue	1,889,910	888,776	2,976	860,276

EXPENSES

Depreciation and amortization	94,814	129,745	48,437	46,936
General and administrative	332,329	541,476	175,742	129,234
Salaries and personnel costs	145,960	126,908	52,082	63,603

Total Expenses	573,103	798,129	276,261	239,773

INCOME (LOSS) FROM OPERATIONS	1,316,807	90,647	(273,285)	620,503

OTHER INCOME (EXPENSE)

Interest expense	(141,618)	(160,423)	(61,978)	(83,595)

Total Other Income (Expense)	(141,618)	(160,423)	(61,978)	(83,595)

INCOME (LOSS) BEFORE INCOME TAXES	1,175,189	(69,776)	(335,263)	536,908

Income tax provision	374,868	-	(138,643)	-

NET INCOME (LOSS)	$800,321	$(69,776)	$(196,620)	$536,908

BASIC AND FULLY DILUTED INCOME (LOSS) PER SHARE	$0.05	$(0.01)	$(0.01)	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,203,616	17,399,282	17,203,616	17,486,889

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deferred Consulting Services	Accumulated Deficit

Balance, December 31, 2006	17,289,172	$17,289	$4,970,560	-	$(8,260,445)

Common stock issued pursuant to loan agreement (Unaudited)	25,000	25	2,475	-	-

Common stock issued pursuant to loan agreement (Unaudited)	25,000	25			-
			2,475	-
Net income for the six months Ended June 30, 2007 (Unaudited)	-	-	-	-	$800,321

Balance, June 30, 2007 (Unaudited)	17,339,172	$17,339	$4,975,510	-	$(7,460,124)

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$800,321	$(69,776)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on sale of stations	(1,886,349)	(516,094)
Disposition of assets	(1,562)	-
Depreciation and amortization	94,814	129,745
Amortization of deferred consulting services	-	22,505
Shares issued pursuant to management contract	-	100,000
Shares issued for bonuses	-	200,000
Shares issued pursuant to loan agreement	5,000	25,000
Shares issued pursuant to service agreement	-	100,000
Shares issued pursuant to contract modification	-	(250,000)
Changes in assets and liabilities:
(Increase) decrease in escrow deposits	200,000	283,438
(Increase) decrease in prepaid expenses	(14,078)	19,034
(Increase) decrease in deposits/other assets	14,865	21,300
(Increase) decrease in deferred tax asset	193,084	-
Increase (decrease) in accounts payable	(62,101)	127,771
Increase (decrease) in accrued expenses	(47,937)	43,132
Increase (decrease) in income tax payable	180,784	-
Increase (decrease) in accrued interest payable	19,294	52,159
Increase (decrease) in other liabilities	(5,842)	10,029
Proceeds from sale of station assets	2,500,000	675,000
Purchase of station assets	(104,403)	(1,080,519)
Increase (decrease) in deposits on station sales	(750,000)	(350,000)

Net Cash Provided (Used) by Operating Activities	1,135,890	(457,276)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment from related parties	(96,795)	-
Proceeds from related parties - short term notes payable	11,500	5,000
Repayment of notes payable	(1,837,038)	(562,863)
Proceeds from notes payable	800,622	1,013,827

Net Cash Provided (Used) by Financing Activities	(1,121,711)	455,964

INCREASE (DECREASE) IN CASH	14,179	(1,312)

CASH AT BEGINNING OF PERIOD	36,059	2,532

CASH AT END OF PERIOD	$50,238	$1,220

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2007	2006

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

CASH PAID FOR:

Interest	$67,314	$99,086
Income taxes	$1,000	-

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - PROVISION FOR TAXES

Income Taxes:

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with the tax positions taken that exceed the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company does not recognize an increase in the liability for unrecognized tax benefits. No unrecognized tax benefits are being reported for the quarter ended June 30, 2007. Included in the balance at January 1, 2007 is a Net Operating Loss carry forward in the amount of $828,059 which is being used to offset the current quarter’s tax liability. Because of the impact on deferred tax accounting, other than interest and penalties, the immediate deductibility of the Net Operating Loss will affect the annual effective tax rate and will reduce the payments of cash to the taxing authority in the current year.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 3 - RELATED PARTY BALANCES

At June 30, 2007, the Company had the following balances due to related parties:

Various other payables due to shareholders	$106,000
Accrued interest on payables due to shareholders ranging from 5.1% to 7.5%	81,406

Related Party Balance - Net Liability	$187,406

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

At June 30, 2007, the Company had the following notes payable due to related parties:

Various notes due to shareholders, non-interest bearing, unsecured and due on demand.	$52,000

Short term notes due to President, bearing interest at 10.50%, unsecured and due on demand.	122,848

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	210,000

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	18,000

Notes due to Officers, bearing interest at 12.00%, unsecured and due on demand.	85,000

Notes due to shareholder, bearing interest at 10.50%, unsecured and due on demand.	41,400

Notes due to shareholders, bearing interest at 8.00%, unsecured and due on demand.	60,000

Total Notes Payable - related party	$589,248

Accrued interest of $265,502 is due to these related parties and is recorded in the accrued interest payable.

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

NOTE 6 - DISSOLUTION OF SUBSIDIARY COMPANY

On March 10, 2007, Management dissolved an inactive subsidiary of the Company that had no significant assets or liabilities.

NOTE 7 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses through December 2001, and has a working capital deficit at June 30, 2007. Net income reported through June 30, 2007 was due to gain on sale of assets. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company completing the sale of its properties: KPTO(AM) 1440Khz, Pocatello, ID and KITT(FM) 101.1MHz, Soda Springs, ID.

In order to execute the Company’s business model, it needs to continue to make additional acquisitions and improvements to its broadcast operations and facilities. Some of the purchases and development plans include:

•
Development, operation and sale of four (4) construction permits for new radio stations that include: KACE (AM) (formerly KBSP), 1340 kHz, Bishop, CA; KDAN(AM) 1240kHz, Beatty, NV; KIFO(AM) 1450kHz, Hawthorne, NV and KTNP(AM) 1400kHz, Tonopah, NV. The radio stations will be constructed pursuant to their authorized construction permit and operated until sold.

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

NOTE 8 - SUBSEQUENT EVENTS

The following is a list of material subsequent events:

•
On July 13, 2007, the FCC issued a Letter of Technical Deficiency relating to FCC Form 301 technical application for a construction permit for new AM radio station on 1490 kHz at Santa Clara, UT. An amended application was filed to resolve the deficiency, making it possible for the FCC to grant the construction permit.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

This Quarterly Report on Form 10-QSB includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may”, “believe”, “expect”, “intend”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements include, but are not limited to, the risk factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 and in this report. The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein and in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Results of Operations

Total revenue for the six months ended June 30, 2007 increased by $1,001,134 or 112.6% to $1,889,910 compared to $888,776 for the six months ended June 30, 2006. Total revenue for the first six months of Fiscal 2007 consisted primarily of gains from the sale of radio station KBET(AM), Winchester, NV in the amount of $1,886,349 in the quarter ended March 30, 2007. Total Revenue for the first six months of Fiscal 2006 consisted primarily of gains from the sale of AM Radio 1370, Inc. in the amount of $516,094 during the quarter ended June 30, 2006. Other revenue in the first six months of Fiscal 2006 arose from the reclassification of deposits on the sale of radio stations in the amount of $355,000 as revenue during the quarter ended June 30, 2006.

Operating Expenses for the six months ended June 30, 2007 decreased $225,026 or 20.2% to $573,103 compared to $798,129 for the six months ended June 30, 2006. This decrease is primarily the result of a $255,655 decrease in general and administrative expenses during the first quarter of Fiscal 2007, which was partially offset by a $46,508 increase in general and administrative expenses during the second quarter of Fiscal 2007. The decrease in the first quarter of Fiscal 2007 resulted from the lower level of general licensing activity during Fiscal 2007. The increase during the second quarter was primarily the result of increases in outside fees relating to the reporting obligations under securities laws for both the year end of Fiscal 2006 and first quarter of Fiscal 2007, which were billed in the second quarter of Fiscal 2007. Depreciation and amortization expenses during the six months ended June 30, 2007 decreased by $34,931 or 26.9% to $94,814 from $129, 745 for the six months ended June 30, 2006, primarily as a result of the sale of assets in the second quarter of Fiscal 2006 and the First Quarter of Fiscal 2007. Salaries and personnel costs for the six months ended June 30, 2007 increased by $19,052 or 15.0% to $145,960 from 126,908 for the six months ended June 30, 2006, primarily as a result of added personnel during the current year.

As a result of the decrease in operating expenses and the increase in revenue from the sale of a radio station, income before taxes for the first six months of Fiscal 2007 was $1,175,189 compared to net losses of $69,776 for the first six months of Fiscal 2006. Income before taxes for the first six months of Fiscal 2007 consisted of income from operations of $1,316,807 less interest expenses of $141,618. Losses before income taxes for the first six months of Fiscal 2006 consisted of income from operations of $90,647 less interest expenses of $160,423. The reduction in interest expense in Fiscal 2007 compared to Fiscal 2006 is primarily the result of the use of proceeds from the sale of AM Radio 1370, Inc. to reduce outstanding indebtedness.

Revenues and costs during the six months ending June 30 of each year are not necessarily indicative of annual performance because our revenues are recognized upon the completion of the sale of radio stations. Each transaction results in the recognition of significant revenue relating to that transaction. Most expenses are recorded as incurred and accrue during the negotiation and closing of each transaction. Accordingly, any period in which a sale of a radio station occurs may reflect a significant increase in revenue that is disproportionate to the expenses incurred in that period. The foregoing results of operations should not be considered indicative of the results that could be obtained for the entire year.

Liquidity and Capital Resources

As of June 30, 2007 we had accumulated operating deficits of $7,460,124, a stockholders’ deficit of $2,467,275 and a working capital deficit of $4,320,000. During the six months ended June 30, 2007 substantially all of the cash flow from the sale of KBET(AM) was used to fund operating expenses and reduce outstanding indebtedness. As a result we had a net decrease in notes payable of $1,121,711 and an increase in cash of $14,179 as of June 30, 2007.

As of June 30, 2007 our total liabilities were $4,434,715, of which $4,411,475 were due on demand or within 12 months.

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

We currently require approximately $38,500 per month to continue operations. We expect our cash requirements to increase to approximately $55,500 per month as additional radio stations are licensed and commence full operation. Our current cash reserves are not sufficient to fund our cash requirements for the next 12 months and we will require additional funding of approximately $610,000 to continue operations. We have not identified sources for the funds required to continue operations. In the event that we are not able to obtain the necessary funds, we will consider winding up and liquidating all of our assets.

Our lack of operating revenue, accumulated deficit, negative working capital and dependence upon the sale of assets to provide funds for continued operations raise substantial doubts about our ability to continue as a going concern. No adjustments have been made to the carrying value of our assets to reflect a reduction in value in the event that we cease to be a going concern.

Our ability to continue as a going concern is dependent upon our completing the sale of the following radio stations:

Radio Station	Expected Sales	Current Investment	Estimated Cost to be Incurred	Expected Completion Date

KPTO(AM), 1440 kHz Pocatello, ID	$500,000	$246,504	$24,500	10/30/2007

KITT(FM), 101.1 MHz Soda Springs, ID	$2,300,000	$276,828	$78,500	10/30/2007

Item 3. Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have adopted and implemented internal accounting policies and procedures that limit the personal authority of our employees to engage in transactions without prior knowledge and authorization by our Board of Directors. Our internal accounting policies require regular and periodic inventory and accounting of our assets, prompt recording of all transactions in our books and records by qualified personnel, establishment of a division between accounting and treasury functions, and periodic verification of our books and records through review of accounting entries. The implementation and review of these policies is under the direction of our Board of Directors, who periodically review the performance of our President and Chief Executive Officer and our Chief Accounting Officer against the requirements of these controls. These policies and procedures are designed to provide reasonable assurance regarding the reliability of our financial statements, that all transactions are properly and timely reflected in our books, that receipts and expenditures are being made in accordance with authorizations of our management and our directors, and that any unauthorized acquisition, use or disposition of our assets will be promptly detected. No changes have been made in our internal control over financial reporting during the period covered by this report that have had a material affect or are reasonably likely to have a material affect on our internal control over financial reporting.

We also have adopted and implemented disclosure controls and procedures consisting of the direct involvement of our principal executive officers in the day-to-day business operations and regular meetings between our President and Chief Executive Officer, Chief Accounting Officer, outside auditor and outside counsel to review events and circumstances that could have a material effect on us or our controls and procedures. The regular meetings are supplemented by special meetings of such knowledgeable persons whenever any individual believes that a discloseable event has occurred or a discloseable circumstance exists. Immediately preceding the preparation of disclosure documents by us, all members of management prepare and certify information relating to such discloseable events and circumstances. These controls and procedures are designed to provide reasonable assurance that no one person has the absolute authority to prevent the disclosure of any event or circumstance without the knowledge of external auditor and legal counsel and to provide a reasonable assurance that all reportable information is recorded, processed, summarized and reported within the time periods specified by the rules of the Securities and Exchange Commission.

Our management, with the participation of our President and Chief Executive Officer and our Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and measured their effectiveness based on the types of additional disclosures that were required and not previously made. Based on their evaluation, our President and Chief Executive Officer and our Chief Accounting Officer concluded that all reportable information was recorded, processed, summarized and disclosed within the time periods required and that these disclosure controls and procedures are effective as of the end of the period covered by this report and our disclosure controls provide reasonable assurance that reportable events have been disclosed in a timely manner.

PART II
OTHER INFORMATION

Item 6. Exhibits.

Exhibit	Description

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)

* Filed herewith
SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY COMMUNICATIONS CORPORATION

Date: August 16, 2007	By: /s/ E. Morgan Skinner, Jr. Name: E. Morgan Skinner, Jr. Title: President and Chief Executive Officer Principal Financial Officer

Date: August 16, 2007	By: /s/ R. Michael Bull Name: R. Michael Bull Title: Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)