Form 10QSB
period 2007-09-30
LEGACY COMMUNICATIONS CORP
filed 2007-11-19
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: Yes [  ] No [X]

As of November 15, 2007, there were outstanding 17,339,172 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

PART I
FINANCIAL INFORMATION

Item1. Financial Statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2007	December 31, 2006
	(Unaudited)
CURRENT ASSETS

Cash	$2,194	$36,059
Escrowed deposits on station sales	-	200,000
Prepaid expenses	15,071	27,159

Total Current Assets	17,265	263,218

PROPERTY AND EQUIPMENT - NET	585,651	623,138

OTHER ASSETS

FCC licenses - Net	530,388	600,863
Deposits	6,035	20,900
Deferred tax asset	532,200	718,084
Construction in progress	245,491	723,428

Total Other Assets	1,314,114	2,063,275

TOTAL ASSETS	$1,917,030	$2,949,631

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30, 2007	December 31, 2006
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$342,804	$355,887
Accrued liabilities	1,022,247	1,023,245
Other liabilities	83,507	78,844
Other liabilities - related party	188,987	184,249
Deposits on station sales	6,000	750,000
Income tax payable	139,032	50,200
Notes payable - related parties	654,497	674,533
Notes payable - current	1,155,018	2,204,470
Accrued interest payable	695,489	600,456
Accrued interest payable - related parties	229,478	289,868

Total Current Liabilities	4,517,059	6,211,752

LONG-TERM LIABILITY

Notes payable	22,551	10,475

Total Long-Term Liability	22,551	10,475

Total Liabilities	4,539,610	6,222,227

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; 5,000,000 shares authorized at $0.001 par value, no shares outstanding	-	-
Common stock, 50,000,000 shares authorized at $0.001 par value, 17,339,172 and 17,289,172 shares issued and outstanding, respectively	17,339	17,289
Additional paid in capital	4,975,510	4,970,560
Accumulated deficit	(7,615,429)	(8,260,445)

Total Stockholders’ Equity (Deficit)	(2,622,580)	(3,272,596)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,917,030	$2,949,631

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months Ended September 30,		Three Months Ended September 30,

	2007	2006	2007	2006

REVENUE

Gain on sale of stations	$1,886,349	$516,094	$-	$-
Gain on disposition of asset	1,562	-	-	-
Other revenue	-	372,682	-	-
Broadcast revenue	11,384	-	9,385	-

Total Revenue	1,899,295	888,776	9,385	-

EXPENSES

Depreciation and amortization	142,638	176,181	47,824	46,436
General and administrative	410,799	697,095	78,470	155,619
Salaries and personnel costs	219,575	192,557	73,615	65,649

Total Expenses	773,012	1,065,833	199,909	267,704

INCOME (LOSS) FROM OPERATIONS	1,126,283	(177,057)	(190,524)	(267,704)

OTHER INCOME (EXPENSE)

Gain on Debt Settlement	-	1,040,876		1,040,876
Interest expense	(205,551)	(252,496)	(63,933)	(92,073)

Total Other Income (Expense)	(205,551)	788,380	(63,933)	948,803

INCOME (LOSS) BEFORE INCOME TAXES	920,732	611,323	(254,457)	681,099

Income tax provision	275,716	-	(99,152)	-

NET INCOME (LOSS)	$645,016	$611,323	$(155,305)	$681,099

BASIC AND FULLY DILUTED INCOME (LOSS) PER SHARE	$0.04	$0.04	$(0.01)	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,305,283	17,400,820	17,339,172	17,401,672

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

			Additional	Deferred
	Common Stock		Paid-in	Consulting	Accumulated
	Shares	Amount	Capital	Services	Deficit

Balance, December 31, 2006	17,289,172	$17,289	$4,970,560	-	$(8,260,445)

Common stock issued pursuant to loan agreement (Unaudited)	25,000	25	2,475	-	-

Common stock issued pursuant to loan agreement (Unaudited)	25,000	25	2,475	-	-

Net income for the nine months Ended September 30, 2007 (Unaudited)	-	-	-	-	645,016

Balance, September 30, 2007 (Unaudited)	17,339,172	$17,339	$4,975,510	$-	$(7,615,429)

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$645,016	$611,323
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gain on disposal of debt	-	(1,040,876)
Gain on sale of stations	(1,886,349)	(516,094)
Disposition of assets	(1,562)	-
Depreciation and amortization	142,638	176,181
Amortization of deferred consulting services	-	22,505
Shares issued pursuant to management contract	-	100,000
Shares issued for bonuses	-	200,000
Shares issued pursuant to loan agreement	5,000	50,000
Shares issued pursuant to service agreement	-	140,000
Shares issued pursuant to contract modification	-	(250,000)
Changes in assets and liabilities:
(Increase) decrease in escrow deposits	200,000	283,438
(Increase) decrease in prepaid expenses	12,089	(6,399)
(Increase) decrease in deposits/other assets	14,865	21,300
(Increase) decrease in deferred tax asset	185,884	-
Increase (decrease) in accounts payable	4,129	199,922
Increase (decrease) in accrued expenses	(18,211)	84,379
Increase (decrease) in income tax payable	88,832	-
Increase (decrease) in accrued interest payable	34,643	85,853
Increase (decrease) in other liabilities	9,399	14,955
Proceeds from sale of station assets	2,500,000	675,000
Purchase of station assets	(168,829)	(1,179,713)
Increase (decrease) in deposits on station sales	(744,000)	(350,000)

Net Cash Provided (Used) by Operating Activities	1,023,544	(678,226)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment from related parties	(96,795)	-
Proceeds from related parties - short term notes payable	76,750	109,000
Repayment of notes payable	(1,837,986)	(566,146)
Proceeds from notes payable	800,622	1,133,222

Net Cash Provided (Used) by Financing Activities	(1,057,409)	676,076

INCREASE (DECREASE) IN CASH	(33,865)	(2,150)

CASH AT BEGINNING OF PERIOD	36,059	2,532

CASH AT END OF PERIOD	$2,194	$382

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine months Ended September 30,
	2007	2006

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

CASH PAID FOR:

Interest	$95,758	$157,508
Income taxes	$1,000	-

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company does not recognize an increase in the liability for unrecognized tax benefits. No unrecognized tax benefits are being reported for the quarter ended September 30, 2007. Included in the balance at January 1, 2007 is a Net Operating Loss carry forward in the amount of $828,059 which is being used to offset the current quarter’s tax liability. Because of the impact on deferred tax accounting, other than interest and penalties, the immediate deductibility of the Net Operating Loss will affect the annual effective tax rate and will reduce the payments of cash to the taxing authority in the current year.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 3 - RELATED PARTY BALANCES

At September 30, 2007, the Company had the following balances due to related parties:

Various other payables due to shareholders	$106,000
Accrued interest on payables due to shareholders ranging from 5.1% to 7.5%	82,987

Related Party Balance - Net Liability	$188,987

NOTE 4 - NOTES PAYABLE - RELATED PARTIES

At September 30, 2007, the Company had the following notes payable due to related parties:

Various notes due to shareholders, non-interest bearing, unsecured and due on demand.	$52,000

Short term notes due to President, bearing interest at 10.50%, unsecured and due on demand.	188,097

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	210,000

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	18,000

Notes due to Officers, bearing interest at 12.00%, unsecured and due on demand.	85,000

Notes due to shareholder, bearing interest at 10.50%, unsecured and due on demand.	41,400

Notes due to shareholders, bearing interest at 8.00%, unsecured and due on demand.	60,000

Total Notes Payable - related party	$654,497

Accrued interest of $229,478 is due to these related parties and is recorded in the accrued interest payable.

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

NOTE 7 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses from December 2001, and has a working capital deficit at September 30, 2007. Net income reported through September 30, 2007 was due to gain on sale of assets. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company completing the sale of its properties: KPTO(AM) 1440Khz, Pocatello, ID and KITT(FM) 101.1MHz, Soda Springs, ID.

In order to execute the Company’s business model, it needs to continue to make additional acquisitions and improvements to its broadcast operations and facilities. Some of the purchases and development plans include:

·
Development, operation and sale of four (4) construction permits for new radio stations that include: KACE (AM) (formerly KBSP), 1340 kHz, Bishop, CA; KDAN(AM) 1240kHz, Beatty, NV; KIFO(AM) 1450kHz, Hawthorne, NV and KTNP(AM) 1400kHz, Tonopah, NV. The radio stations will be constructed pursuant to their authorized construction permit and operated until sold.

·	The Company will continue to seek out, acquire, develop and operate AM and FM radio station licenses and/or permits which the Company determines have strategic growth potential.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraphs and secure additional funding sources and attaining profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 - SUBSEQUENT EVENTS

On October 27, 2007, the Company extended its loan of $575,000 with US Capital, Inc. for an additional six (6) months and increased the amount of the loan by $25,000 for a total of $825,000.

On October 31, 2007, the FCC issued a dispositive Section 307(b) preference granting the Company permission to file an application for a construction permit for a new AM radio station on 1290kHz at Santa Clara, UT.

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

Results of Operations

Total revenue for the nine months ended September 30, 2007 increased by $1,010,519 or 113.7% to $1,899,295 compared to $888,776 for the nine months ended September 30, 2006. Total revenue for the first nine months of Fiscal 2007 consisted primarily of gains from the sale of radio station KBET(AM), Winchester, NV in the amount of $1,886,349 in the quarter ended March 30, 2007. Total Revenue for the first nine months of Fiscal 2006 consisted primarily of gains from the sale of AM Radio 1370, Inc. in the amount of $516,094 during the quarter ended June 30, 2006. Other revenue in the first nine months of Fiscal 2006 arose from the reclassification of deposits on the sale of radio stations in the amount of $355,000 as revenue during the quarter ended June 30, 2006.

Operating Expenses for the nine months ended September 30, 2007 decreased $292,821 or 27.5% to $735,012 compared to $1,065,833 for the nine months ended September 30, 2006. This decrease is primarily the result of a $255,655 decrease in general and administrative expenses during the first quarter of Fiscal 2007 and a decrease of $77,149 during the third quarter of Fiscal 2007, which was partially offset by a $46,508 increase in general and administrative expenses during the second quarter of Fiscal 2007. The decrease in the first quarter and third quarters of Fiscal 2007 resulted from the lower level of general licensing activity during Fiscal 2007. The increase during the second quarter was primarily the result of increases in outside fees relating to the reporting obligations under securities laws for both the year end of Fiscal 2006 and first quarter of Fiscal 2007, which were billed in the second quarter of Fiscal 2007. Depreciation and amortization expenses during the nine months ended September 30, 2007 decreased by $33,543 or 19.0% to $142,638 from $176,181 for the nine months ended September 30, 2006, primarily as a result of the sale of assets in the second quarter of Fiscal 2006 and the First Quarter of Fiscal 2007. Salaries and personnel costs for the nine months ended September 30, 2007 increased by $27,018 or 14.0% to $219,575 from $192,557 for the nine months ended September 30, 2006, primarily as a result of added personnel during the current year.

As a result of the decrease in operating expenses and the increase in revenue from the sale of a radio station, income before taxes for the first nine months of Fiscal 2007 was $920,732 compared to income before taxes of $611,323 for the first nine months of Fiscal 2006. Income before taxes for the first nine months of Fiscal 2007 consisted of income from operations of $1,126,283 less interest expenses of $205,551. Income before income taxes for the first nine months of Fiscal 2006 consisted of loss from operations of $177,057 plus a Gain on Debt Settlement in the amount of $1,040,876 and was partially offset by interest expenses of $252,496. The reduction in interest expense in Fiscal 2007 compared to Fiscal 2006 is primarily the result of the use of proceeds from the sale of AM Radio 1370, Inc. to reduce outstanding indebtedness. Net Income for the nine months ended September 30, 2007 includes a $275,716 provision to income taxes.

Revenues and costs during the nine months ending September 30 of each year are not necessarily indicative of annual performance because our revenues are recognized upon the completion of the sale of radio stations. Each transaction results in the recognition of significant revenue relating to that transaction. Most expenses are recorded as incurred and accrue during the negotiation and closing of each transaction. Accordingly, any period in which a sale of a radio station occurs may reflect a significant increase in revenue that is disproportionate to the expenses incurred in that period. The foregoing results of operations should not be considered indicative of the results that could be obtained for the entire year.

Liquidity and Capital Resources

As of September 30, 2007 we had accumulated operating deficits of $7,615,429, a stockholders’ deficit of $2,622,580 and a working capital deficit of $4,499,794. During the nine months ended September 30, 2007 substantially all of the cash flow from the sale of KBET(AM) was used to fund operating expenses and reduce outstanding indebtedness.

As of September 30, 2007 our total liabilities were $4,539,610, of which $4,517,059 were due on demand or within 12 months.

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

Our ability to continue as a going concern is dependent upon our completing the sale of the following radio stations:

Radio Station	Expected Sales	Current Investment	Estimated Cost to be Incurred	Expected Completion Date

KPTO(AM), 1440 kHz Pocatello, ID	$500,000	$246,504	$24,500	12/31/2007

KITT(FM), 101.1 MHz Soda Springs, ID	$2,300,000	$276,828	$78,500	12/31/2007

Item 3. Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. We have adopted and implemented internal accounting policies and procedures that limit the personal authority of our employees to engage in transactions without prior knowledge and authorization by our Board of Directors and our Principal Executive Officer. Our internal accounting policies require regular and periodic inventory and accounting of our assets, prompt recording of all transactions in our books and records by qualified personnel, and periodic verification of our books and records through review of accounting entries. These policies and procedures are designed to provide reasonable assurance regarding the reliability of our financial statements, that all transactions are properly and timely reflected in our books, that receipts and expenditures are being made in accordance with authorizations of our management and our directors, and that any unauthorized acquisition, use or disposition of our assets will be promptly detected. No changes have been made in our internal control over financial reporting during the period covered by this report that have had a material affect or are reasonably likely to have a material affect on our internal control over financial reporting.

We also have adopted and implemented disclosure controls and procedures which consist primarily of the direct involvement of our Principal Executive Officer and Principal Financial Officer in the day-to-day business operations and regular meetings between our Principal Executive Officer and Principal Financial Officer, our outside auditor and our outside counsel to review events and circumstances that could have a material effect on us or our controls and procedures. The regular meetings are supplemented by special meetings of such knowledgeable persons whenever any individual believes that a discloseable event has occurred or a discloseable circumstance exists. Immediately preceding the preparation of disclosure documents by us, our Principal Executive Officer and Principal Financial Officer review the disclosures made and determine whether other events have occurred or circumstances exist. These controls and procedures are designed to provide reasonable assurance that that all reportable information is recorded, processed, summarized and reported within the time periods specified by the rules of the Securities and Exchange Commission.

Our Principal Executive Officer and Principal Financial Officer, with the participation of our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and measured their effectiveness based on the types of additional disclosures that were required and not previously made. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer and our Chief Accounting Officer have concluded that all reportable information was recorded, processed, summarized and disclosed within the time periods required and that these disclosure controls and procedures are effective as of the end of the period covered by this report.

PART II
OTHER INFORMATION

Item 6. Exhibits.

Exhibit	Description

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)
__________________
   * Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY COMMUNICATIONS CORPORATION

Date: November 19, 2007	By: /s/ E. Morgan Skinner, Jr. Name: E. Morgan Skinner, Jr. Title: President and Chief Executive Officer Principal Financial Officer

Date: November19, 2007	By: /s/ R. Michael Bull Name: R. Michael Bull Title: Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)