Form 10KSB
period 2007-12-31
LEGACY COMMUNICATIONS CORP
filed 2008-04-30
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 (“Fiscal 2007”)

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

The issuer’s revenues for its most recent fiscal year were $1,906,068.

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $408,129.

As of April 28, 2008, there were outstanding 17,379,172 shares of the registrant’s common stock.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

LEGACY COMMUNICATIONS CORPORATION

(i)

PART I

Item 1.    Description of Business.

Legacy Communications Corporation was incorporated in Nevada on September 23, 1997. Our principal source of revenue and profits is from the purchase, development and resale of AM and FM radio broadcast facilities or the rights to construct or operate radio broadcast facilities. Some of the radio stations we sell are developed by us by under construction permits and broadcast licenses issued by the Federal Communications Commission (the “FCC”) in response to applications filed by us. Other radio stations are purchased by us from others that have received the construction permits or broadcast licenses from the FCC but who may be unable to realize the value of the permit or license because of inadequate financing, inability to complete construction or other factors. We undertake to develop or upgrade the facilities necessary to realize the value of the construction permit or broadcast license granted by the FCC, improve audience share through programming changes, and increase profitability by implementing management and systems improvements. We then resell the radio station. We may sell a radio station at any point during the permitting, construction or operation process, depending on when we believe it will generate the greatest return on our investment and when we locate a suitable purchaser. As a result, we may operate radio stations we develop or own for a period of time but we do not generate significant revenue or profit from station operations.

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

o
Purchase on March 3, 2004, and amendment on February 28, 2007, of an option to acquire radio station KBMV(AM), 1310 kHz, Birch Tree, MO that expires on March 3, 2009. If exercised, we would acquire the radio station for an aggregate purchase price of $10,000, of which $5,000 has been paid in connection with the purchase of the option. The option was terminated because the license was cancelled by law for non-operation during 12 consecutive months.

o	Acquisition on April 11, 2006 of the assets of KYFO (AM) from the Bible Broadcasting Network pursuant to the Asset Purchase Agreement dated June 15, 2004 for a cash purchase price of $540,000.

o	Sale on April 12, 2006 of the assets of AM radio station KUPA(AM), 1370kHz at Honolulu, HI to Broadcast Corporation of America for $650,000.

o	Acquisition on April 14, 2006 of the construction permit for new AM radio station KACE(AM) formerly KBSP(AM), 1340kHz at Bishop, CA from Eastern Sierra Broadcasting for $20,000.

o	Acquisition on May 1, 2006 of the construction permit for new AM radio station KIFO(AM), 1450kHz at Hawthorne, NV from Eastern Sierra Broadcasting for $13,000.

o	Acquisition on June 20, 2006 of the construction permit for new AM radio station KDAN(AM), 1240kHz at Beatty, NV from Eastern Sierra Broadcasting for $20,000.

o	Sale on March 28, 2007 of the assets of AM radio station KBET(AM), Winchester, NV to Beasley Broadcast Group, Inc. for $2,500,000.

o	Acquisition on May 9, 2007 of a new construction permit for KTNP(AM), 1400kHz, Tonopah, NV from Eastern Sierra Broadcasting for $15,000.

We currently own the following radio stations that are engaged in broadcast operations either under a broadcast license or a program test authority.

o	KPTO(AM) 1440kHz, Pocatello, ID
o	KITT(FM) 100.1 MHz, Soda Springs, ID.
o	KNFL(AM) 1470 kHz, Tremonton, UT.
o	KOGN(AM) 1490kHz, Ogden, UT.
o	KENT(AM) 1400kHz, Parowan, UT

We currently hold a construction permit for and are engaged in the construction of the following radio stations.

o	KACE(AM) 1340kHz, Bishop, CA
o	KDAN(AM) 1240kHz, Beatty, NV
o	KIFO(AM) 1450kHz, Hawthorne, NV
o	KTNP(AM) 1400kHz, Tonopah, NV

We have applied for the following AM broadcast permit that has been granted singleton status and have submitted the requisite long-form technical application for which we are waiting FCC approval.

o	Santa Clara, UT - 1490kHz (St. George market).

Our application of interest in constructing a new AM radio station at 1290kHz, Santa Clara, UT was granted a dispositive preference by the FCC on October 31, 2007 based on our 307(b) showing and submitted the requisite long-form technical application for which we are waiting FCC approval.

o	Santa Clara, UT - 1290kHz (St. George market).

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

Pending Transactions

On March 18, 2008, we entered into a letter of intent to sell the assets of KITT(FM) 100.1MHz, Soda Springs, ID, to GAP Broadcasting II, LLC. An amendment to the letter of intent was signed on April 21, 2008. A definitive agreement for the sale of the assets pursuant to the terms of the letter of intent will be negotiated between the parties and an assignment application filed with the FCC for approval. We expect to complete this transaction before October 31, 2008.

On March 18, 2008, we entered into a letter of intent with Public Radio Capital, Inc. for the purchase of KNNZ(AM), 940kHz, Cedar City, UT for $150,000.

On July 20, 2007, the FCC approved the transfer of all subsidiary companies to Legacy Media Corporation, a wholly-owned subsidiary organized under the laws of the State of Nevada on July 10, 2007. The transfer was completed on January 28, 2008.

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

o	Audio programming by cable television systems, direct broadcast satellite systems, Internet content providers (both landline and wireless) and other digital audio broadcast formats.

o	Satellite digital audio radio service, which has resulted in the introduction of subscriber-based satellite radio services with numerous channels and sound quality equivalent to that of compact discs.

o	In-band on-channel digital radio, which could improve the quality of existing AM and FM radio signals.

o	Low power FM radio, which has resulted in additional FM radio broadcast outlets that are designed to serve small, localized areas on a non-commercial basis.

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

Federal Regulation of the Broadcast Industry

Our construction, purchase, ownership, operation, and sale of radio broadcast facilities is regulated by the Federal Communications Commission (the “FCC”), which acts under authority derived from the Communications Act of 1934, as amended (the “Communications Act”). Among other things, the FCC:

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

The Communications Act requires broadcasters to serve the public interest. Since 1981, the FCC has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of types of programming responsive to the needs of a station’s community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating responsiveness. Complaints from listeners concerning a station’s programming are considered by the FCC when it evaluates the licensee’s renewal application, although listener complaints may be filed and considered at any time and must be maintained in the station’s public file.

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

We are dependent upon acquisition and sale of radio stations and the rights to construct or upgrade radio stations. We do not have significant revenue from the daily operation of radio stations and are dependent upon the periodic acquisition and sale of assets to fund our operations. Our business involves the opportunistic acquisition of broadcasting companies, radio station groups, individual radio stations, and rights issued by the FCC to construct or upgrade radio stations. This business involves numerous risks associated with buying and selling assets, including the availability of suitable acquisition candidates, construction delays relating to the construction or upgrade of existing stations, availability of funds to undertake the cost of acquisition and construction, and the limited number and willingness of potential purchasers. There can be no assurance our acquisitions will benefit our Company or that we will be able to dispose of the stations that we acquire at a profit, if at all.

Regulatory restrictions on transfers of construction permits, broadcast licenses and radio stations may delay or prevent an acquisition or sale of a radio station. The acquisition and sale of radio stations requires FCC approval with respect to the transfer of the construction permit or broadcast license of the acquired station. Such acquisitions and sales may also be subject to approval by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Although we have not experienced any delays or limitations on our acquisitions or dispositions in the past, there can be no assurance that the FCC or the FTC will approve future transfers of construction permits or broadcast licenses or that such approval will be granted in a timely fashion or without limitations. A delay or failure to obtain approval of any transaction from the FCC or the FTC or a material limitation in acquisition or disposition of construction permits, broadcast licenses or radio stations could adversely affect our financial condition by delaying or preventing an advantageous acquisition or the receipt of proceeds from the sale of a radio station.

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

We are dependent on the continued availability of E. Morgan Skinner, Jr., our President and CEO; Lavon Randall, our Secretary and Treasurer, and R. Michael Bull, our Principal Accounting Officer. The success of our business is dependent upon the expertise of E. Morgan Skinner, Jr., our President and Chief Executive Officer; Lavon Randall, our Secretary and Treasurer; and R. Michael Bull, our Principal Accounting Officer. We have not obtained any key man life insurance relating to them. If we lose their services, either as a result of death or incapacity or as a result of employment by our competitors, we may not be able to hire and retain another President and CEO, Secretary and Treasurer, or Principal Accounting Officer with comparable experience. As a result, the loss of their services could reduce our revenues.  We have not entered into an employment agreement with Messrs. Skinner, Randall or Bull and any or all of them may voluntarily terminate their services at any time.

If we cannot renew our Federal Communications Commission licenses, our revenues will be impaired. Broadcast licenses are issued for a maximum term of eight years and are renewable upon application of the holder. Interested persons may challenge a renewal application and, on rare occasions, the FCC has revoked licenses, not renewed them, or renewed them only with significant qualifications, including renewals for less than a full term. We have five (5) broadcast licenses and construction permits for four (4) new radio stations. We have applications for two (2) applications for construction permits for new AM radio stations that are pending approval with the FCC. We have experienced delays in receiving broadcast licenses in the past. These delays have not affected our operations because the radio stations to which they applied were allowed to operate under program test authority granted by the FCC. However, there is no assurance that we will be able to obtain broadcast licenses in the future or that our existing broadcast licenses will be renewed without restrictions. The failure to obtain or renew a broadcast license would materially and adversely affect the value of our radio stations.

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

We lease approximately 1,500 square feet of office space for our executive offices under a three-year, renewable lease that expired on March 31, 2008, with an option to renew for an additional three (3) year period that has not been exercised. The lease provides that we may continue on a month-to-month basis. We pay $1,100 per month for this office space. The lessor under the lease is Vista Leasing LP, a limited partnership owned by James G. Larkin and Dale Larkin, who together own 38,850 shares of our common stock.

We lease a transmitter-tower site on approximately 3-acres of land in Summit, Utah for KENT(AM) under a year to year agreement. The lease obligation is $6,000 per year payable monthly. The lease is subject to an adjustment currently being negotiated.

We lease a transmitter-tower site on approximately 12.5 acres of land in Bear River City, Utah for KNFL(AM) under a 25-year, renewable lease that expires on August 31, 2029.  The lease obligation is $2,000 per year payable monthly. The lease obligation is subject to an adjustment after the first 12 years based on the differential of the consumer price.

We lease a transmitter-tower site on approximately 4.5 acres in Bannock County, Idaho for KPTO(AM) under a 30-year, renewable lease that expires on November 30, 2034.  The lease obligation is $5,000 per year payable.

We lease a transmitter-tower site in Caribou County, Idaho for $150 per month and office and studio space for $500 per month for KITT(FM). Both leases are month to month and may be cancelled upon 30 days notice.

We own a transmitter-tower site, on which office and studio are also located, in Ogden, Utah for KOGN(AM).

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of Fiscal 2007.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market for Common Equity

Prior to August 14, 2006 our common stock was not traded on a public securities market. Our common stock began trading on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “LGCC” on August 14, 2006 but a market for our common stock continues to be sporadic and lack regular transactions. The following table sets forth the high and low bid prices for our common stock from August 14, 2006 to December 31, 2007, as reported by the OTCBB. Price quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 2006	High	Low
Third Quarter	$.25	$.10
Fourth Quarter	$.15	$.10

Fiscal 2007	High	Low
First Quarter	$.20	$.13
Second Quarter	$.16	$.51
Third Quarter	$.24	$.03
Fourth Quarter	$.03	$.03

Holders

As of December 31, 2007, we had 55 shareholders of record of our common stock.

Dividends

We have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Equity Compensation Plans

We do not have any plans under which options, warrants or other rights to subscribe for or acquire shares of our common stock may be granted and there are outstanding no options, warrants or other rights to subscribe for or acquire shares of our common stock. From time to time, the Board of Directors may grant shares of our common stock to our officers, employees and contractors in lieu of salary, fees or as a bonus. The Board of Directors made no grants during fiscal 2007.

Recent Sales of Unregistered Securities

On April 28, 2008, the company agreed to sell 185,000 shares of its newly-created Series A Convertible Redeemable Preferred Stock to Three Irons, LLC for an aggregate purchase price of $185,000 payable in cash, subject to certain conditions. The transaction was negotiated directly with the purchaser and did not involve advertisement or other public announcement and was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Series A Convertible Redeemable Preferred Stock is convertible into 37,000,000 shares of common stock, $.001 par value per share, upon the issuance of all shares of Series A Convertible Redeemable Preferred Stock authorized and would result in a change in control of the company. Prior to the issuance of all shares of Series A Convertible Redeemable Preferred Stock that have been authorized, the conversion of the preferred stock is limited to certain events and the number of shares of common stock issuable upon conversion is limited to the number that have a fair market value of $1.25 per share of preferred stock on the date of conversion. As of the date hereof, the company has issued 40,000 shares of Series A Convertible Redeemable Preferred Stock and received $40,000 of the total commitment from Three Irons, LLC.

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

This Management’s Discussion and Analysis contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may,” “believe,” “expect,” “intend,” “anticipate”, “estimate,” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described under “Description of Business” in this Annual Report on Form 10-KSB and other documents filed with the Securities and Exchange Commission. Therefore, these types of statements may prove to be incorrect.

Comparison of the Year Ended December 31, 2007 (“Fiscal 2007”) with the Year Ended December 31, 2006 (“Fiscal 2006”)

Total revenue for Fiscal 2007 increased by $1,017,292 or 114.5% to $1,906,062 compared to $888,776 for Fiscal 2006. This increase was primarily the result of the sale of AM radio station KBET(AM), Winchester, NV, which generated a gain of $1,886,349 in Fiscal 2007. Revenue for Fiscal 2007 also included broadcast revenue in the amount of $19,719 from stations we are operating. Revenue for Fiscal 2006 consisted primarily of the $516,094 gain from the sale of AM radio station KUPA(AM), Honolulu, HI, which generated a gain of $516,094, and the forfeiture of $335,000 in deposits by Lakeshore Media as a result of their default under their option agreement.

Expenses from operations for Fiscal 2007 decreased $319,012 or 23.9% to $1,016,666 compared to $1,335,678 for Fiscal 2006. This decrease was primarily the result of an officers and directors stock bonus that was paid in Fiscal 2006 and was not paid in Fiscal 2007. General and administrative expenses declined by $101,780 in Fiscal 2007 compared to Fiscal 2006 because of the costs incurred during Fiscal 2006 relating to the registration of our common stock with the SEC. Depreciation and amortization declined by $33,037 as a result of the sale of KUPA(AM) during Fiscal 2006 and the sale of KBET(AM) during Fiscal 2007. Salaries and personnel costs remained relative constant at $292,335 for Fiscal 2007 compared to $276,530 for Fiscal 2006. The slight increase reflects the rising costs of employee benefits during Fiscal 2007. As a result of the increase in revenues and the decrease in operating expenses, we reported income from operations of $874,602 for Fiscal 2007 compared to a loss from operations of $446,902 for Fiscal 2006.

Other income (expense) declined by $1,009,070 or 140.6% to expenses of $291,400 in Fiscal 2007 compared to income of $717,670 in Fiscal 2006. Other expense for fiscal 2007 included a net loss of $14,800 on disposition of an asset. Other income for Fiscal 2006 included income of $1,151,119 attributable to a gain on extinguishments of debt, which did not reoccur in Fiscal 2007. Interest expenses during Fiscal 2007 declined $156,849 in Fiscal 2007, primarily as a result of the retirement of certain debts related to the acquisition and development of KBET(AM) and KUPA(AM). Other expenses for Fiscal 2007 reduced operating income and resulted in income before taxes of $598,002. Other income for Fiscal 2006 offset operating losses and resulted in income before taxes of $270,768. We recognized income taxes of $693,636 for Fiscal 2007 compared to income taxes of $113,245 for 2006 primarily because of a reduction in the value of the unrealized tax asset relating to operating loss carry forwards, which management has determined is not likely to be used before expiration.

Net income for Fiscal 2007 was completely offset by the increase in income taxes and decreased $253,175 or 160.7% to a loss of $95,634 ($.01 per share) compared to income of $157,523 ($.01 per share) for Fiscal 2006. As of December 31, 2007 we had accumulated deficits of $8,356,079 and a working capital deficit of $4,654,482.

Liquidity and Capital Resources

During Fiscal 2007, we completed the sale of a radio station that generated proceeds of $2,500,000. After payment of expenses relating to the sale and other operating expenses for Fiscal 2007, we generated $757,509 in cash from operations. We also reduced net borrowings by $793,230 during Fiscal 2007.  As of December 31, 2007 our total liabilities were $4,712,142, of which substantially all were due on demand or within 12 months. As funds are generated from the sale of additional radio stations, they will be applied to reduce outstanding indebtedness and obligations incurred in connection with the development of those stations and the balance, if any applied to general operating expenses. We believe that the funds generated from the sale of radio stations will be sufficient to fund all current obligations but the timing of station sales may create significant shortages of cash which must be funded with additional indebtedness or accounts payable.

We have borrowed or received commitments to loan up to $825,000. The loan is secured by radio station KITT(FM), 100.1MHz, Soda Springs, ID, KPTO(AM), 1440kHz, Pocatello, ID, KNFL(AM), 1470kHz, Tremonton, UT, KOGN(AM), 1490 kHz, Ogden, UT, and KENT(AM), 1400kHz, Parowan, UT. We have incurred approximately $540,000 to acquire and develop KOGN(AM), and approximately, $150,000 to acquire and construct KNFL(AM), 1470 kHz, Tremonton, UT. We believe that additional funds will be required to complete the acquisition and construction of other stations for which we have construction permits or options to acquire construction permits. We have not identified a source of funds for these requirements and may divert funds from other sources or incur additional indebtedness to complete these stations.

During Fiscal 2007, we have acquired three construction permits from Eastern Sierra Broadcasting Corporation. The construction costs of these stations will be approximately $310,000. In addition, we anticipate that the FCC will grant to us two construction permits pursuant to long-form applications submitted in connection with short-form expressions of interest. We do not anticipate significant additional costs relating to the acquisition of the construction permits for these stations but estimated construction costs are $390,000. Although we do not have any commitments or identified sources of additional capital from third parties for these requirements, we believe that debt financing will be available if necessary until funds from other sources are available.

We currently require approximately $38,000 per month to continue operations. Our current cash reserves are not sufficient to fund our cash requirements for next 12 months and we will require additional funding of approximately $500,000 to continue operations. We intend to generate the required funds by engaging in a reverse listing merger or acquisition. However, we have not identified an appropriate transaction party and we may be unable to negotiate a transaction on terms acceptable to us. Additional financing may not be available to us on favorable terms, if at all. In the event that we are not able to obtain the necessary funds, we will consider winding up and liquidation of all assets.

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

Radio Station	Expected Proceeds	Current Investment	Estimated Cost to be Incurred	Expected Completion Date

KPTO(AM), 1440 kHz, Pocatello, ID	$325,000	$255,000	$15,000	October 2008

KITT(FM), 1001 MHz, Soda Springs, ID	$1,300,000	$237,500	$125,000	October 2008

Item 7.    Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Legacy Communications Corporation and Subsidiaries
St. George, Utah

We have audited the accompanying consolidated balance sheet of Legacy Communications Corporation and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Legacy Communications Corporation and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with U. S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Legacy Communications Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has a working capital deficit as well as a deficit in stockholders’ equity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
April 30, 2008

LEGACY COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEET
ASSETS

December 31, 2007

CURRENT ASSETS

Cash	$338
Prepaid expenses	35,820

Total Current Assets	36,158

PROPERTY AND EQUIPMENT - NET (Notes 2 and 3)	561,312

OTHER ASSETS

FCC licenses - Net (Notes 2 and 3)	506,897
Deposits	6,035
Construction in progress (Note 3)	249,610

Total Other Assets	762,542

TOTAL ASSETS	$1,360,012

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEET (Continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

December 31, 2007

CURRENT LIABILITIES

Accounts payable	$348,930
Accrued liabilities (Note 7)	1,030,862
Other liabilities	84,702
Other liabilities - related party (Note 4)	190,563
Deposits on station sales	6,000
Income tax payable (Note 2)	24,752
Notes payable - related parties (Note 5)	682,775
Notes payable (Note 6)	1,405,425
Accrued interest payable - related parties (Note 8)	229,862
Accrued interest payable (Note 8)	686,769

Total Current Liabilities	4,690,640

LONG-TERM LIABILITY

Notes payable (Note 6)	21,502

Total Long-Term Liability	21,502

Total Liabilities	4,712,142

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; 5,000,000 shares authorized at $0.001 par value, no shares outstanding	-
Common stock, 50,000,000 shares authorized at $0.001 par value, 17,379,172 shares issued and outstanding	17,379
Additional paid-in capital	4,986,570
Accumulated deficit	(8,356,079)

Total Stockholders’ Equity (Deficit)	(3,352,130)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,360,012

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31
	2007	2006

REVENUE

Gain on sale of station (Note 11)	$1,886,349	$516,094
Other Revenue (Note 10)	-	372,682
Broadcast revenue	19,719	-

Total Revenue	1,906,068	888,776

EXPENSES

Depreciation and amortization	190,468	223,505
General and administrative	533,863	635,643
Officers and directors stock bonus	-	200,000
Salaries and personnel costs	292,335	276,530

Total Expenses	1,016,666	1,335,678

INCOME (LOSS) FROM OPERATIONS	889,402	(446,902)

OTHER INCOME (EXPENSE)

Net loss on disposition of asset	(14,800)	-
Gain on debt settlement	-	1,151,119
Interest expense	(276,600)	(433,449)

Total Other Income (Expense)	(291,400)	717,670

INCOME BEFORE INCOME TAXES	598,002	270,768

Income tax (Note 2)	693,636	113,245

NET INCOME	$(95,634)	$157,523

BASIC AND FULLY DILUTED EARNINGS PER SHARE	$(0.01)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,354,597	17,383,295

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deferred Consulting Services	Accumulated Deficit

Balance, December 31, 2005	17,174,172	$17,174	$4,765,675	$(22,505)	$(8,457,825)

Common stock issued to officers and directors for bonus	200,000	200	199,800	-	-

Common stock issued pursuant to management contract	100,000	100	99,900	-	-

Amortization of deferred consulting services	-	-	-	22,505	-

Common stock issued pursuant to loan agreement	25,000	25	24,975	-	-

Common stock issued pursuant to service agreement	100,000	100	99,900	-	-

Common stock cancelled following the renegotiated consulting agreement	(250,000)	(250)	(249,750)	-	-

Common stock issued pursuant to service agreement	40,000	40	39,960	-	-

Common stock issued pursuant to loan agreement	25,000	25	2,475	-	-

Common stock cancelled following the settlement of litigation	(125,000)	(125)	(12,375)	-	-

Net income for year ended December 31, 2006	-	-	-	-	197,380
Balance, December 31, 2006	17,289,172	17,289	4,970,560	-	(8,260,445)

Common stock issued pursuant to loan agreement	25,000	25	3,225	-	-

Common stock issued pursuant to loan agreement	25,000	25	3,225	-	-

Common stock issued pursuant to service agreement	40,000	40	9,560	-	-

Net loss for the year ended December 31, 2007	-	-	-	-	(95,634)

Balance December 31, 2007	17,379,172	$17,379	$4,986,570	$-	$(8,356,079)

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNCATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACITIVITIES:
Net income (loss)	$(95,634)	$157,523
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	190,468	223,505
Gain on sale of stations	(1,886,349)	(516,094)
Net loss on disposition of assets	14,800	-
Loss attributable to termination of project	-	4,995
Amortization of deferred consulting services	-	22,505
Shares issued pursuant to loan agreement	6,500	-
Shares issued pursuant to management contract	-	100,000
Shares issued for bonuses	-	200,000
Shares issued pursuant to loan agreement	-	25,000
Shares issued pursuant to service agreement	-	100,000
Shares issued pursuant to service agreement	9,600	40,000
Shares surrendered pursuant to contract modification	-	(250,000)
Shares surrendered pursuant to settlement of litigation	-	(12,500)
Shares issued pursuant to loan agreement	-	2,500
Changes in assets and liabilities:
(Increase) decrease in escrow deposits	200,000	283,438
(Increase) decrease in prepaid expenses	(8,661)	3,260
(Increase) decrease in deposits/other assets	14,865	6,300
(Increase) decrease in deferred tax asset	718,084	110,445
Increase (decrease) in accounts payable	9,266	17,197
Increase (decrease) in accrued expenses	(10,153)	62,862
Increase (decrease) in income tax payable	(25,448)	800
Increase (decrease) in accrued interest payable	26,306	125,134
Increase (decrease) in other liabilities	12,172	(969,176)
Proceeds from sale of station assets	2,500,000	675,000
Purchase of station assets	(168,307)	(1,222,864)
Increase (decrease) in deposits on station sales	(750,000)	150,000
Net Cash Provided (Used) by Operating Activities	757,509	(660,170)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties - short term notes payable	50,850	121,000
Repayments to related parties - short term notes payable	(92,608)	(2,000)
Repayment of notes payable	(1,773,672)	(618,937)
Proceeds from notes payable - related parties	-	85,000
Proceeds from notes payable	1,022,200	1,108,634
Net Cash Provided (Used) by Financing Activities	(793,230)	693,697

INCREASE (DECREASE) IN CASH	(35,721)	33,527

CASH AT BEGINNING OF PERIOD	36,059	2,532

CASH AT END OF PERIOD	$338	$36,059

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNCATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)

	For the Years Ended December 31,
	2007	2006

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

Common stock cancelled	$-	$262,500

CASH PAID FOR:

Interest	$211,192	$276,444
Income taxes	$1,000	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1 - COMPANY ORGANIZATION AND BUSINESS ACTIVITY

Legacy Communications Corporation was organized as a Nevada corporation on September 23, 1997. The Company’s primary business activity is in the broadcast industry buying, developing, operating and selling radio stations and related services.

Subsidiaries

As of December 31, 2007, the following were wholly-owned subsidiaries:

▪	AM Radio 1400, Inc., a Utah corporation and licensee of KENT(AM), Parowan, UT.
▪	AM Radio 1440, Inc., a Utah corporation and licensee of KPTO(AM), Pocatello, ID.
▪	AM Radio 1470, Inc., a Utah corporation and licensee of KNFL (AM), Tremonton, UT.
▪	AM Radio 1490, Inc., a Utah corporation and licensee of KOGN (AM), Ogden, UT.
▪	Tri-State Media Corporation, a Utah corporation and licensee of KITT (FM), Soda Springs, ID.
▪
Americast Media Corporation, a Utah corporation and applicant for construction permits of new AM radio stations to serve the communities of Middletown, ID, Beaver, UT, Santa Clara, UT, Mesquite, NV and Mililani, HI.

▪	Radio 1340, LLC. a Utah limited-liability company and permitee of a new construction permit for 1340kHz, Bishop, CA.
▪	Radio 1240, LLC. a Utah limited-liability company and permitee of a new construction permit for KDAN(AM) 1240kHz, Beatty, NV.
▪	Radio 1450, LLC. a Utah limited-liability company and permitee of a new construction permit for KIFO(AM) 1450kHz, Hawthorne, NV.
▪	Radio 1400, LLC. a Utah limited-liability company and applicant in the assignment of a new construction permit for KTNP(AM) 1400kHz, Tonopah, NV.
▪	Radio Tonopah, LLC, a Utah limited-liability company organized for the purchase of FM Radio Station KHWK(FM), 92.7 MHz, Tonopah, NV.
▪	Legacy Media Corporation, a Nevada corporation organized as a holding company for the licenses and permits of the Company.

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

c. Basic Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the period. There are no dilutive instruments outstanding at December 31, 2007 or 2006.

	December 31,
	2007	2006

Numerator - Income (Loss)	$(95,634)	$157,523

Denominator - weighted average shares outstanding	17,354,597	17,383,295

Basic income (loss) per share	$(0.01)	$0.01

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, Idaho, Hawaii, and Utah. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. The company did not file timely tax returns for the 2001 tax year going forward. These returns have now been filed and the statute of limitations has started run on these years.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The provision (benefit) for income taxes for the years ended December 31, 2007 and 2006 consist of the following:

	2007	2006
Federal:
Current	$-	$-
Deferred	-	98,285

State:
Current	-	800
Deferred	-	14,160
	$-	$113,245

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
NOL Carryover	$549,060	$322,945
Depreciation	-	-
Accrued Expenses	863,200	431,300

Deferred tax liabilities:
Depreciation	(75,143)	431,300
Valuation allowance	(1,337,117)	(36,200)
Net deferred tax asset	$-	$718,045

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006

Book Income	$233,209	$105,600
Gain/Loss Sale of Assets	(1,135)	(31,160)
State Taxes	(39)	(310)
NOL Utilization	(575,753)	(133,150)
Depreciation	(11,105)	(32,210)
Accrued Expenses	298,229	3,630
Accrued Compensation	52,850	7,650
Stock for Services	3,344	79,950
Other	-	-
Income Tax Expense	$-	$-

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

g. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. There were no advertising expenses for the years ended December 31, 2007 and 2006.

h. Newly Issued Accounting Pronouncements

During the year ended December 31, 2007, the Company adopted the following accounting pronouncements:

SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) “Share-based payment”. SFAS 123 (R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are re-measured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees.

SFAS No. 154 -- In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

FIN No. 48 -- In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of applying the various provisions of FIN 48.

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

SFAS No. 158 -- In September 2006, the FASB issued SFAS Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The Company adopted SFAS No. 158 on December 31, 2007, resulting in no financial statement impact since the Company currently does not sponsor the defined benefit pension or postretirement plans within the scope of the standard.

SFAS No. 159 -- In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company adopted SFAS No. 159 on January 1, 2008, resulting in no financial statement impact.

SFAS No. 160 -- In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements.”  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007).  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or the Company’s fiscal year beginning January 1, 2009.  Earlier adoption is prohibited.  The Company currently is unable to determine what impact the future application of this pronouncement may have on its consolidated financial statements.

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company’s consolidated financial statement presentation.

i. Equity Securities

Equity securities issued for services rendered have been accounted for at the more readily determinable value of the common stock given up or the value of the services that were received.

j. Preferred Stock

The Company has authorized 5,000,000 shares of preferred stock. No shares were outstanding at December 31, 2007. The board of directors will determine the rights and preferences of the preferred stock at the time of issuances.

k. Revenue Recognition

The Company recognizes revenue for providing management related services to other radio stations when the services have been performed, the amount is known and collection is reasonably assured. The Company recognizes revenue from the sale of stations when the sale is closed. The Company determines the amount of gain as the sales price less the depreciated basis of the assets that have been sold. An application for the assignment of the station licenses and assets to the buyer is filed with the Federal Communications Commission (FCC). The gain is not recognized until the FCC approves the sale and transfer of the station license (Notes 10, 11).

l. Long Lived Assets

The Company annually assesses for impairment of long lived assets. The Company will assess whenever events or changes in circumstances would indicate that an assessment of the valuation is needed. An impairment loss will be recognized only if the carrying amount of the long lived asset is not recoverable and exceeds its fair value. The carrying amount of the long lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and/or disposition at the long lived asset. The impairment loss will be the difference between the carrying value and the estimated fair value and will be presented in the period within which the impairment is measured.

NOTE 3 - PROPERTY, EQUIPMENT AND FCC LICENSES

As of December 31, 2007 the Company had construction in progress of $249,610. These are capitalized expenditures for future radio stations for which broadcast license applications have been filed with the FCC. Property and equipment at December 31, 2007 consisted of the following:

Office and studio equipment	$100,166
Vehicles	30,826
Transmitter site equipment	262,877
Towers	201,010
Buildings	56,774
Land	140,000
Leasehold improvements	32,654

Total	824,307
Less accumulated depreciation and amortization	(262,995)

Property and Equipment - Net	$561,312

FCC licenses	$716,260
Less: Accumulated amortization	(209,363)

FCC Licenses - Net	$506,897

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $190,468 and $223,505, respectively.

NOTE 4 - RELATED PARTY BALANCES

At December 31, 2007, the Company had the following balances due to related parties:

Various payables due to shareholders	$106,000
Accrued interest on payables due to shareholders ranging from 5.1% to 7.5%	84,563

Related Party Balance - Net Liability	$190,563

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

At December 31, 2007, the Company had the following notes payable due to related parties:

Various notes due to shareholders, non-interest bearing, unsecured and due on demand.	$52,000

Short term notes due to President, bearing interest at 10.50%, unsecured and due on demand.	186,375

Notes due to shareholder, bearing interest at 8.00% unsecured and due on demand.	210,000

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	18,000

Notes due to shareholder, bearing interest at 10.50%, unsecured and due on demand.	30,000

Notes due to Officers, bearing interest at 12.00%, unsecured and due on demand.	85,000

Notes due to shareholder, bearing interest at 10.50%, unsecured and due on demand.	41,400

Notes due to shareholders, bearing interest at 8.00%, unsecured and due on demand.	60,000

Total Notes Payable - related party	$682,775

NOTE 6 - NOTES PAYABLE

The following notes payable were outstanding at December 31, 2007:

Note payable to an individual dated November 1, 1997, bearing interest at 10.00%, due on demand, unsecured.	$63,000

Note payable to an individual dated November 1, 1997 bearing interest at 10.00% due on demand, unsecured.	16,500

Note payable to an individual dated November 1, 1997, bearing interest at 10.00%, due on demand, unsecured.	4,028

Note payable to an individual dated November 1, 1997, bearing interest at 10.00%, due on demand, unsecured.	23,500

Note payable to an individual dated December 23, 1994, bearing interest at 10.00%, due on demand, unsecured.	10,000

Note payable to an individual dated March 3, 1995, bearing interest at 8.00%, due on demand, unsecured.	75,000

Notes payable to an individual dated September 15, 2006, bearing interest at 10.50%, due on demand, unsecured	26,798

Notes payable to an individual dated January 31, 2007, bearing interest at 12.50%, due on demand, unsecured	72,450

Notes payable to an individual dated February 12, 2007, bearing interest at 12.50%, due on demand, unsecured.	51,750

Note payable to an individual dated November 20, 1997, bearing interest at 11.00%, due on demand, unsecured.	13,000

Note payable to an individual dated October 12, 1999, bearing interest at 10.00%, due on demand, unsecured.	40,000

Note payable on a vehicle loan dated December 4, 2003, bearing interest at 7.99%, requiring monthly payments of $499.82, due by March 14, 2013.	25,901

Notes payable to a corporation dated July 23, 2004, bearing interest at 14.75%, due July 23, 2005, secured by current assets.	825,000

Note payable to an individual dated December 16, 1999, bearing interest at 25.00%, due on demand, unsecured.	180,000

Total notes payable	1,426,927

Less: current maturities	(1,405,425)

Total Long-Term Debt	$21,502

Maturities of notes payable are as follows:

December 31, 2008	$1,405,425
2009	4,416
2010	4,788
2011	5,191
2012	5,628
2013	1,479

$1,426,927

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31, 2007

Accrued payroll	$17,560
Deferred compensation	247,215
Accrued payroll taxes	577,472
Penalty and interest on payroll taxes	188,615

Total Accrued Liabilities	$1,030,862

NOTE 8 - ACCRUED INTEREST PAYABLE

Accrued interest payable consisted of the following at December 31, 2007:

Accrued interest payable to related parties on notes payable	$169,454
Accrued interest payable to unrelated parties on notes payable	686,769
Accrued interest payable to shareholder on notes converted to equity	60,408

Total accrued interest payable	$916,631

On March 31, 1998, the principal investment of Lavon Randall (“Randall”) of $1,169,953 was converted into 1,101,340 shares of common stock. At that date, the Company owed Randall $519,684 of accrued interest on those notes. The accrued interest was not converted to equity. The Company has agreed to make payments to Randall on the interest and pay for some personal expenses until the balance is paid in full. During the year ended December 31, 2007 the Company paid $68,269. The remaining balance due Randall at December 31, 2007 was $60,408.

NOTE 9 - EQUITY TRANSACTIONS

During 2006 the Company issued 200,000 shares of common stock to officers and directors. The shares were valued at $1.00 per share, which was the deemed value of the bonus.

During 2006 the Company issued 100,000 shares of common stock to an individual in pursuant to a service agreement. The shares were valued at $1.00 per share.

During 2006 the Company issued 25,000 shares of common stock to an individual pursuant to a loan agreement. The shares were valued at $1.00 per share.

During 2006 the Company issued 100,000 shares of common stock to a corporation pursuant to a service agreement. The shares were valued at $1.00 per share.

During 2006 the Company cancelled 250,000 shares of common stock from a corporation following the termination of a consulting agreement. The shares were previously valued at $1.00 per share.

During 2006 the Company issued 40,000 shares of common stock to a corporation pursuant to a service agreement. The shares were valued at $1.00 per share.

During 2006 the Company issued 25,000 shares of common stock to an individual pursuant to a loan agreement. The shares were valued at the trading price of $0.10 per share.

During 2006 the Company cancelled 125,000 shares of common stock from an individual in a settlement agreement. The shares were valued at the trading price of $0.10 per share.

During 2007 the Company issued 25,000 shares pursuant to an individual pursuant to a loan agreement. The shares were valued at the trading price of $0.13 per share.

During 2007 the Company issued 25,000 shares pursuant to an individual pursuant to a loan agreement. The shares were valued at the trading price of $0.13 per share.

During 2007 the Company issued 40,000 shares of common stock to a corporation pursuant to a service contract. The shares were valued at $0.24 per share.

NOTE 10 - OTHER REVENUE

Other revenue consisted of the following at December 31, 2006:

Forfeiture of Deposit paid by Lakeshore Media	$335,000
Option fees paid by Lakeshore Media	37,682

Total other revenue at December 31, 2006	$372,682

There was no other revenue recorded in the year ended December 31, 2007.

NOTE 11 - GAIN ON SALE OF STATIONS AND OTHER ASSETS

Gain on sale of stations and other assets consisted of the following at December 31, 2007 and 2006, respectively:

Net gain on sale of AM Radio 790, Inc. station	$1,886,349

Total net gain on sale of stations and disposition of assets at December 31, 2007	$1,886,349

Net gain on sale of AM Radio 1370, Inc. station	$516,094

Total net gain on sale of stations at December 31, 2006	$516,094

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Rental Obligations

The following is a schedule of future rents payable under operating leases:

Year Ended December 31,

2008	$39,480
2009	39,480
2010	39,480
2011	39,480
2012	39,480

$197,400

Rent and facility maintenance expense for the years ended December 31, 2007 and 2006 was $56,180 and $46,302, respectively.

Pledged Assets

The pledged assets of Legacy Communications Corporation are in the form of corporate stock issued to the holding Company in each subsidiary. Stock in the following subsidiaries has been pledged to US Capital as collateral for the $825,000 loan.

•  50,000 shares of common stock in AM Radio 1400, Inc. licensee of KENT(AM), Parowan, UT.
•  50,000 shares of common stock in AM Radio 1440, Inc. licensee of KPTO(AM), Pocatello, ID.
•  50,000 shares of common stock in AM Radio 1470, Inc. licensee of KNFL(AM), Tremonton, UT.
•  50,000 shares of common stock in AM Radio 1490, Inc. licensee of KOGN(AM), Ogden, UT.
•  50,000 shares of common stock in Tri-State Media Corporation licensee of KITT(FM), Soda Springs, ID.

The Company has granted a security interest in the following subsidiary companies to a shareholder as collateral for a $150,000 loan:

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

The Company on June 30, 2007 sent notice of default to Lakeshore Media, LLC under the option agreement dated March 3, 2005 and amended September 27, 2005 to buy the assets of KPTO, AM1440kHz, Pocatello, Idaho, and KITT (FM), 100.1MHz, Soda Springs, Idaho. Lakeshore was required to exercise the purchase option on or before June 1, 2006 and close the transaction by August 15, 2006 or forfeit the option fees paid. The Company sent notice of default asking Lakeshore to sure the default on or before June 30, 2006. Lakeshore did not cure the default and the Company sued for unpaid fees and interest and received a default judgment of $53,333.61 plus attorney fees of $2,680.94, a total of $56,014.55 plus ten (10%) percent interest per annum on February 9, 2007 in the Fifth Judicial District Court in and for Washington County, Utah, Case No. 060502081 that was augmented on July 19, 2007 for an additional $9,348.87 in legal fees for a total of $62,682.48 plus interest at the rate of ten percent (10%) per annum.

NOTE 13 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses through December 2001, and has a working capital deficit at December 31, 2007. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company completing the sale of KPTO(AM), Pocatello, ID and KITT(FM), Soda Springs, ID.

In order to execute the Company’s business model, it needs to continue to make additional acquisitions and improvements to its broadcast operations and facilities. Some of these acquisitions and improvements include development, operation and sale of four (4) construction permits for new AM radio stations that include KACE(AM) (formerly KBSP(AM)), 1340 kHz, Bishop, CA; KDAN(AM), 1240kHz, Beatty, NV; KIFO(AM), 1450kHz, Hawthorne, NV; and KTNP(AM), 1400kHz, Tonopah, NV. These radio stations will be constructed pursuant to the authorized construction permit and operated as a regional cluster.

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

The Company signed a Letter of Intent with GAP Broadcasting II, LLC for the sale of all of the assets used or useful in the operation of KITT(FM), 100.1MHz, Soda Springs, ID subject to the conditions of the FCC Rulemaking, Docket 05-243, granted January 18, 2008 that became final March 22, 2008 and completing a definitive asset purchase agreement on or before April 25, 2008 amended April 21, 2008 to extend the due date to April 28, 2008.

NOTE 15 - SUBSEQUENT EVENTS

The following is a list of material subsequent events:

•
On January 28, 2008, the Company completed the transfer of all subsidiary companies to Legacy Media Corporation, a wholly-owned subsidiary organized under the laws of the State of Nevada on July 10, 2007.  FCC approval of the transfer was granted July 20, 2007.

•
On March 18, 2008, we entered into a letter of intent to sell the assets of KITT(FM) 100.1MHz, Soda Springs, ID, to GAP Broadcasting II, LLC. An amendment to the letter of intent was signed on April 21, 2008. A definitive agreement for the sale of the assets pursuant to the terms of the letter of intent will be negotiated between the parties and an assignment application filed with the FCC for approval. We expect to complete this transaction before October 31, 2008.

•	On March 18, 2008, we entered into a letter of intent with Public Radio Capital, Inc. for the purchase of KNNZ(AM), 940kHz, Cedar City, UT for $150,000.

•
On April 28, 2008, the Company signed a letter of intent with Three Irons, LLC.  Subject to various conditions, the letter of intent provides for the issuance by the Company of 185,000 shares of preferred stock for $185,000 and the exchange of approximately 13,400,000 shares of common stock held by the officers of the Company for all of the issued shares of Legacy Media Corporation.  If and when all shares of preferred stock are issued, the preferred stock would be convertible into an aggregate of 37,000,000 shares of the Company’s common stock and would result in a change in control of the Company.  Prior to the issuance of all shares of preferred stock, the conversion of the preferred stock is limited to certain events and the number of shares of common stock issuable upon conversion is limited to the number of shares of common stock that have an aggregate market value on the date of conversion of $1.25 per share of preferred stock.  As of the date hereof, the Company has received $40,000 and issued 40,000 shares of preferred stock.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 8A(T).  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Principal Accounting and Financial Officer (collectively, the "Certifying Officers") are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. As required by Rule 13a-15 under the Exchange Act, our management, including, our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, management concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness is any deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect all misstatements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management’s review and evaluation of the company’s internal controls over financial reporting did not involve a recognized framework for financial controls and was limited to the identification of risks associated with the limited number of personnel employed by the company and the direct involvement of the CEO, CFO and Chief Accounting Officer in most business functions. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, our management determined that there were control deficiencies that constituted material weaknesses, as described below.

Lack of Effective Corporate Governance Policies and Procedures. We do not have effective policies regarding the independence of or directors and do not have independent directors. The lack of independent directors means that there is no effective review, authorization, or oversight of management or management’s actions by persons that were not involved in approving or executing those actions. We have no conflicts of interest policies and there is no provision for the review and approval of transactions between the Company and interested members of management.

Insufficient Number and Training of Accounting Personnel. Substantially all of our accounting functions are performed directly by our Chief Accounting Officer. There is no material division of duties that would insure that information is checked or verified before it is entered into the accounting system or that entries into the accounting system accurately reflect transactions. Reconciliations of accounts, when performed, are conducted by the individual that is responsible for entering information into the account. As a result management of the company has the ability to (i) change account structures without approval, (ii) make general ledger journal entries without review, (iii) approve and disburse payments on vender accounts without effective oversight, (iv) issue equity securities, and (v) reconcile accounts to prevent discovery of incorrect or fraudulent entries.

Lack of Effective Policies Regarding the General Accounting System. We do not have any documented processes for the input, accumulation, or testing of financial data that would provide assurance that all transactions are accurately and timely recorded or that the financial reports will be prepared on a periodic basis.

Lack of Effective Policies Regarding Operational Matters. Substantially all authority to commit the resources of the Company to any transaction is held by the Chief Executive Officer. We do not have formal guidelines relating to the scope or extent of authority that the Chief Executive Officer may exercise without approval by the Board of Directors or shareholders. Our Chief Executive Officer may (i) purchase and receive goods, (ii) incur indebtedness or other obligations, (iii) negotiate contracts with third parties for the purchase or sale of assets, and (iv) engage in transactions in which he has a direct or indirect interest without reporting that interest to Board of Directors or the shareholders.

Management has determined that the Company does not have the financial resources or personnel to address any of the material weaknesses identified or to conduct a more robust evaluation of its controls. As resources become available, management will develop and implement remedial actions to address the material weaknesses it has identified. Management has made no changes in the company’s internal control over financial reporting during the last fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 8B.    Other Information.

On April 28, 2008, the Company signed a letter of intent with Three Irons, LLC.  Subject to various conditions, the letter of intent provides for the issuance by the Company of 185,000 shares of preferred stock for $185,000 and the exchange of approximately 13,400,000 shares of common stock held by the officers of the Company for all of the issued shares of Legacy Media Corporation.  If and when all shares of preferred stock are issued, the preferred stock would be convertible into an aggregate of 37,000,000 shares of the Company’s common stock and would result in a change in control of the Company.  Prior to the issuance of all shares of preferred stock, the conversion of the preferred stock is limited to certain events and the number of shares of common stock issuable upon conversion is limited to the number of shares of common stock that have an aggregate market value on the date of conversion of $1.25 per share of preferred stock.  As of the date hereof, the Company has received $40,000 and issued 40,000 shares of preferred stock.

Pursuant to the letter of intent with Three Irons, LLC, the Company issued 40,000 shares of its Series A Convertible Redeemable Preferred Stock for $40,000 on April 30, 2008. The transaction was negotiated directly with the purchaser and did not involve advertisement or other public announcement and was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Series A Convertible Redeemable Preferred Stock is convertible into 37,000,000 shares of common stock, $.001 par value per share, upon the issuance of all shares of Series A Convertible Redeemable Preferred Stock authorized and would result in a change in control of the company. Prior to the issuance of all shares of Series A Convertible Redeemable Preferred Stock that have been authorized, the conversion of the preferred stock is limited to certain events and the number of shares of common stock issuable upon conversion is limited to the number that have a fair market value of $1.25 per share of preferred stock on the date of conversion.

On April 25, 2008, the Company received a notice from the Financial Industry Regulatory Authority (FINRA) that it would be ineligible for trading on the Over-the-Counter Bulletin Board under NASD Rule 6530 unless an Annual Report on Form 10-KSB was not filed with the Securities and Exchange Commission before 5:30 p.m. EDT on May 16, 2008. The Company has filed its Annual Report on Form 10-KSB within the time required and has notified the staff of FINRA that it is in compliance with NASD Rule 6530.

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

Name	Age	Position	Held Since

E. Morgan Skinner, Jr.	67	President, CEO, Director	1997
Lavon Randall	65	Secretary/Director	1997
R. Michael Bull	59	Principal Accounting Officer	1998
Jeffrey B. Bate	44	Director	2005

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

Board Committees

We do not have an audit committee, compensation committee or other board committee performing equivalent functions. The functions of the audit committee and the compensation committee are performed by the board of directors acting as a whole. None of the directors are independent and no director has been designated as a financial expert. However, all directors have sufficient background and education to qualify as a financial expert.

Family Relationships

Mr. Bate is the stepson of Mr. Skinner. Except for that relationship, there are no family relationships among our officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file various reports with the Securities and Exchange Commission concerning their holdings of, and transactions in, securities of the Company. Copies of these filings must be furnished to the Company. Based on a review of the copies of such forms furnished to the Company and other information, the Company believes that, during the fiscal year ended December 31, 2007, no director or executive officer failed to file on a timely basis a report under Section 16(a) of the Securities Exchange Act.

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

The directors will consider director candidates recommended by one or more substantial, long-term shareholders. Generally, shareholders who individually or as a group have held 5% of our shares for over one year will be considered substantial, long-term shareholders. In considering candidates submitted by shareholders, the directors will take into consideration the needs of the Board of Directors and the qualifications of the candidate. The directors believe that the minimum qualifications for service as one of our directors are experience in the radio broadcast industry and in the construction and ownership of radio stations in markets similar to those that are served by our stations. In addition, nominees should possess an impeccable reputation of integrity and competence in her or his personal and professional activities. To have a candidate considered by the directors, a shareholder must submit the recommendation in writing and must include the following information:

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

Item 10.    Executive Compensation.

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2007 and 2006 by our Chief Executive Officer and each executive officer that received compensation of more than $100,000 during 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation	Total ($)

E. Morgan Skinner, Jr.	2007	$85,000	-	-	-	$85,000
CEO, President, and Director	2006	$85,000	-	$100,000	-	$185,000

Lavon Randall	2007	-	-	-	-	-
Treasurer and Secretary	2006	-	-	$100,000	-	$100,000

R. Michael Bull	2007	$85,000	-	-	-	$85,000
Chief Accounting Officer	2006	$85,000	-	-	-	$85,000

1.	Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

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

All compensation payable Chief Executive Officer and the other named executive officers is reviewed annually by the Board of Directors and changes or awards are approval by the Board of Directors.

Our executive officers have served for the last two fiscal years without significant cash compensation and have committed substantial personal resources to our continued operation. We expect that such commitments will be repaid before any material increase in compensation is approved.

Board Compensation

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation	Total ($)

E. Morgan Skinner, Jr.	-	-	-	-	-
Lavon Randall	-	-	-	-	-
Jeffrey B. Bate	-	-	-	-	-

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists the beneficial ownership of shares of our Common Stock by (i) all persons and groups known to own beneficially more than 5% of the outstanding shares of our Commons Stock, (ii) each director, nominee and executive officer, and (iii) all directors and officers as a group. Information with respect to directors, officers, and their families is as of March 31, 2008 and is based on the books and records of the Company and information obtained from each individual. Information with respect to other shareholders is based upon the Schedule 13D or Schedule 13G filed by such shareholders with the Securities and Exchange Commission. Unless otherwise stated, the business address of each individual or group is the same as the address of the Company’s principal executive office.

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

Name and Address	Number of Shares Owned Beneficially	Percentages Of Outstanding Shares

E. Morgan Skinner, Jr. President, CEO, Director	6,468,408 (1)	37.1%

Lavon Randall Secretary, Director	6,013,408 (2)	34.6%

Jeffrey B. Bate Director	350,000	2.0%

R. Michael Bull Principal Accounting Officer	787,500	4.5%

All Executive Officers and directors as a group (4 people)	13,604,316	78.3%

1.	E. Morgan Skinner, Jr. is the trustee of Bear River Trust and beneficially owns 6,453,408 shares of our common stock under the Bear River Trust.

2.	Lavon Randall is the trustee of the Randall Family Trust and beneficially owns 6,013,408 shares of our common stock under the Randall Family Trust.

Item 12.    Certain Relationships and Related Transactions.

Our executive officers, directors and certain shareholders, and entities that they control, lend us money and enter into transactions with us from time to time. The following table sets forth the amount we were obligated to our executive officers as of December 31, 2007, including accrued and unpaid interest, and the largest aggregate obligation at any time since December 31, 2006.

Name and Relationship	Amount as of 12/31/2007	Highest Balance since 12/31/2006

E. Morgan Skinner, Jr. CEO and President*	$217,698	$399,609
Lavon Randall, Director	$258,000	$483,132
Jeffrey B. Bate, Director*	$52,636	$52,636

* Mr. Jeffrey Bate is the step son of Mr. E. Morgan Skinner, Jr.

Under the provisions of the Letter of Intent dated April 25, 2008 between the Company and Three Irons, Inc., E. Morgan Skinner, Jr., Lavon Randall, Jeffrey B. Bate and R. Michael Bull, all of whom are officers or directors of the Company, or trusts in which they are trustees, will exchange 13,454,316 shares of the Company’s common stock owned by them (having a value of approximately $538,170) for all of the shares of Legacy Media Corporation, a wholly-owned subsidiary that indirectly owns all broadcasting licenses and facilities and has assumed substantially all of the liabilities of the Company. The net book deficit of Legacy Media Corporation as of December 31, 2007 was approximately $3,242,000, including indebtedness owed to the individuals involved. The exchange is subject to various conditions, including the receipt of a fairness opinion by the Company.

Item 13.    Exhibits.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (Incorporated by reference to Registration Statement No. 333-125907)

3.2	Restated Articles of Incorporation (Incorporated by reference to Registration Statement No. 333-125907)

3.3	By-Laws (Incorporated by reference to Registration Statement No. 333-125907)

3.4	Amended By-Laws (Incorporated by reference to Registration Statement No. 333-125907)

4.1	Specimen Stock Certificate for Common Stock, $.001 par value (Incorporated by reference to Registration Statement No. 333-125907)

4.2*	Certificate of Designations for the Series A Convertible Redeemable Preferred Stock as filed with the Secretary of State of Nevada

10.1	Form of 1998 Employee Stock Option Plan (Incorporated by reference to Registration Statement No. 333-125907)

10.2
Purchase agreement, dated January 7, 2003, regarding our acquisition of Diamond Broadcasting Corporation; currently a subsidiary of ours (Incorporated by reference to Registration Statement No. 333-125907)

10.3	Promissory Note and Related Agreements, dated July 23, 2004, pursuant to loan we agreed to receive from US Capital, Incorporated (Incorporated by reference to Registration Statement No. 333-125907)

10.4	First Modification of Promissory Note and Agreements with US Capital, Incorporated, dated September 23, 2004 (Incorporated by reference to Registration Statement No. 333-125907)

10.5	Second Modification of Promissory Note and Agreements with US Capital, Incorporated, dated March 14, 2005 (Incorporated by reference to Registration Statement No. 333-125907)

10.6	KUPA(AM) 1370 kHz, Broadcast License (Incorporated by reference to Registration Statement No. 333-125907)

10.7	KENT(AM) 1400 kHz, Broadcast License (Incorporated by reference to Registration Statement No. 333-125907)

Exhibit No.	Description of Exhibit

10.8	KITT(FM) 100.1 MHz, Broadcast Station Construction Permit (Incorporated by reference to Registration Statement No. 333-125907)

10.9	KENT(AM) 1400 kHz - Transmitter & Tower site lease (Incorporated by reference to Registration Statement No. 333-125907)

10.10	KNFL(AM) 1470 kHz - Transmitter & Tower site lease (Incorporated by reference to Registration Statement No. 333-125907)

10.11	KPTO(AM) 1440 kHz - Transmitter & Tower site lease (Incorporated by reference to Registration Statement No. 333-125907)

10.12*	Letter of Intent dated March 18, 2008, between the Company and GAP Broadcasting II, LLC.

10.13*	Letter of Intent dated April 28, 2008, between the Company and Three Irons, LLC

21.1*	Subsidiaries of the Issuer

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)

*As Filed Herewith

Item 14.    Principal Accountant Fees and Services.

The Company paid the following fees to its principal independent accountants for services during the fiscal years ended December 31, 2007 and December 31, 2006.

	Year Ended December 31,
Description of Fees	2007	2006

Audit Fees	$26,000	$24,494
Audit Related Fees	-	-
Tax Fees	$13,500	$646
All Other Fees	-	-

All non-audit fees are approved in advance by the Board of Directors of the Company.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGACY COMMUNICATIONS CORPORATION

Date: April 30, 2008	By:	/s/ E. Morgan Skinner, Jr.
Name: E. Morgan Skinner, Jr.
Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2008	By:	/s/ E. Morgan Skinner, Jr.
Name: E. Morgan Skinner, Jr.
Title: Chief Executive Officer Director

Date: April 30, 2008	By:	/s/ R. Michael Bull
Name: R. Michael Bull
Title: Principal Accounting Officer

Date: April 30, 2008	By:	/s/ E. Morgan Skinner, Jr.
Name: E. Morgan Skinner, Jr.
Title: Chief Financial Officer

Date: April 30, 2008	By:	/s/ Lavon Randall
Name: Lavon Randall
Title: Director

Date: April 30, 2008	By:	/s/ Jeffrey B. Bate
Name: Jeffrey B. Bate
Title: Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.2	Certificate of Designations for the Series A Convertible Redeemable Preferred Stock as filed with the Secretary of State of Nevada

10.12	Letter of Intent dated March 18, 2008, between the Company and GAP Broadcasting II, LLC.

10.13	Letter of Intent dated April 28, 2008, between the Company and Three Irons, LLC

21.1	Subsidiaries of the Issuer

31.1	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1	Certification required by Rule 13a-14(b)