Form 10-Q
period 2008-03-31
LEGACY COMMUNICATIONS CORP
filed 2008-05-19
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number 000-52051

LEGACY COMMUNICATIONS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0579824
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

210 North 1000 East, St. George, UT	84770
(Address of Principal Executive Offices)	(Zip Code)

(435) 628-1000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 12, 2008, there were outstanding 17,379,172 shares of the registrant’s common stock, $.001 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS

Assets of discontinued operations	$1,268,647	$1,360,012

TOTAL ASSETS	$1,268,647	$1,360,012

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31, 2008	December 31, 2007
	(Unaudited)
CURRENT LIABILITIES

Notes payable - current	$78,548	$78,548
Accrued interest payable	33,857	31,740
Liabilities of discontinued operations	4,721,357	4,601,854

Total Liabilities	4,833,762	4,712,142

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; 5,000,000 shares authorized at $0.001 par value, no shares outstanding	-	-
Common stock, 50,000,000 shares authorized at $0.001 par value, 17,379,172 issued and outstanding	17,379	17,379
Additional paid in capital	4,986,570	4,986,570
Accumulated deficit	(8,569,064)	(8,356,079)

Total Stockholders’ Equity (Deficit)	(3,565,115)	(3,352,130)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,268,647	$1,360,012

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

	2008	2007

REVENUE FROM CONTINUING OPERATIONS	$-	$-

EXPENSES FROM CONTINUING OPERATIONS	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	-	-

OTHER INCOME (EXPENSE) FROM CONTINUING OPERATIONS

Interest expense	(2,117)	(6,434)

Total Other Income (Expense) From Continuing Operations	(2,117)	(6,434)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,117)	(6,434)

Income tax	-	-

NET INCOME (LOSS) FROM CONTINUING OPERTIONS	(2,117)	(6,434)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(210,868)	1,003,375

NET INCOME (LOSS)	$(212,985)	$996,941

BASIC AND FULLY DILUTED LOSS PER SHARE

Continuing Operations	$0.00	$0.00
Discontinued Operations	(0.01)	0.06
	$(0.01)	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,379,172	17,203,616

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2007	17,379,172	$17,379	$4,986,570	$(8,356,079)

Net loss for the three months ended March 31, 2008 (Unaudited)	-	-	-	(212,985)

Balance, March 31, 2008 (Unaudited)	17,379,172	$17,379	$4,986,570	$(8,569,064)

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(212,985)	$996,941
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of station	-	(1,886,349)
Depreciation and amortization	47,846	46,377
Amortization of deferred consulting services	-	-
Shares issued pursuant to management contract	-	-
Shares issued for bonuses	-	-
Shares issued pursuant to loan agreement	-	5,000
Changes in assets and liabilities:
(Increase) decrease in escrow deposits	-	200,000
(Increase) decrease in prepaid expenses	34,750	(7,501)
(Increase) decrease in deposits/other assets	-	14,725
(Increase) decrease in deferred tax asset	-	217,984
Increase (decrease) in accounts payable	7,944	(8,786)
Increase (decrease) in accrued expenses	83,354	(12,824)
Increase (decrease) in tax payable	-	294,527
Increase (decrease) in accrued interest payable	25,830	14,112
Increase (decrease) in other liabilities	683	(10,972)
Proceeds from sale of station assets	-	2,500,000
Purchase of station assets	(283)	(49,375)
Increase in deposits on station sales	-	(750,000)
Net Cash Provided (Used) by Operating Activities	(12,861)	1,563,859

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	4,423	-
Proceeds from related parties – short term notes payable	9,849	-
Repayments to related parties – short term notes payable	(250)	-
Repayment of notes payable	(1,499)	(1,771,301)
Proceeds from notes payable	-	197,200
Net Cash Provided (Used) by Financing Activities	12,523	(1,574,101)

INCREASE (DECREASE) IN CASH	(338)	(10,242)
CASH AT BEGINNING OF PERIOD	338	36,059
CASH AT END OF PERIOD	$-	$25,817

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Three Months Ended March 31,

	2008	2007

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

CASH PAID FOR:

Interest	$30,957	$41,650
Income taxes	$1,924	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES – PROVISION FOR TAXES

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

Income Taxes (Period of Adoption)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company does not recognize an increase in the liability for unrecognized tax benefits. No unrecognized tax benefits are being reported for the quarter ended March 31, 2008. Because of the impact on deferred tax accounting, other than interest and penalties, the immediate deductibility of the Net Operating Loss will affect the annual effective tax rate and will reduce the payments of cash to the taxing authority in the current year.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 3 – RELATED PARTY BALANCES

At March 31, 2008, the Company had the following balances due to related parties:

Various other payables due to shareholders	$106,000
Accrued interest on payables due to shareholders ranging from 5.1% to 7.5%	86,141

Related Party Balance – Net Liability	$192,141

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

At March 31, 2008, the Company had the following notes payable due to related parties:

Various other payables due to shareholders, non-interest bearing, unsecured and due on demand.	$52,000

Short term notes due to President, bearing interest at 10.50%, unsecured and due on demand.	195,974

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	210,000

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	18,000

Notes due to Officers, bearing interest at 12.00%, unsecured and due on demand.	85,000

Notes due to shareholder, bearing interest at 10.50%, unsecured and due on demand.	41,400

Notes due to shareholder, bearing interest at 10.50%, unsecured and due on demand.	30,000

Notes due to shareholders, bearing interest at 8.00%, unsecured and due on demand.	60,000

Total Notes Payable – related party	$692,374

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

NOTE 5 – GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred cumulative losses through December 2001, and has a working capital deficit at March 31, 2008. Revenues have not been sufficient to cover its operating costs and to allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company completing the sale of KPTO(AM), Pocatello, ID and KITT(FM), Soda Springs, ID.

In order to execute the Company’s business model, it needs to continue to make additional acquisitions and improvements to its broadcast operations and facilities. Some of these acquisitions and improvements include development, operation and sale of four (4) new AM radio station construction permits for new radio stations; KACE(AM) (formerly KBSP(AM)), 1340 kHz, Bishop, CA; KDAN(AM), 1240kHz, Beatty, NV; KIFO(AM), 1450kHz, Hawthorne, NV and KTNP(AM), 1400kHz, Tonopah, NV. These radio stations must be constructed pursuant to the authorized construction permit and operated as a regional cluster.

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

NOTE 6 – SUBSEQUENT EVENTS

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

The letter of intent provides for a closing on or before July 1, 2008. The following Balance Sheet and Statement of Operations relate to the Company’s discontinued operations

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
PROFORMA CONSOLIDATED BALANCE SHEETS
FOR DISCONTINUED OPERATIONS
(Unaudited)

ASSETS

	March 31, 2008	December 31, 2007

CURRENT ASSETS
Cash	$-	$338
Prepaid expenses	1,069	35,820
Total Current Assets	1,069	36,158

PROPERTY AND EQUIPMENT - NET	613,058	561,312

OTHER ASSETS
FCC licenses - Net	483,405	506,897
Deposits	6,035	6,035
Construction in progress	165,080	249,610
Total Other Assets	654,520	762,542

TOTAL ASSETS	$1,268,647	$1,360,012

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
PRO FORMA CONSOLIDATED BALANCE SHEETS (Continued)
FOR DISCONTINUED OPERATIONS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31, 2008	December 31, 2007

CURRENT LIABILITIES
Bank overdraft	$4,423	$-
Accounts payable	375,487	348,930
Accrued liabilities	1,086,890	1,030,862
Other liabilities	83,807	84,702
Other liabilities - related party	192,141	190,563
Deposits on station sales	6,000	6,000
Income tax payable	24,752	24,752
Notes payable - related parties	692,374	682,775
Notes payable - current	1,325,460	1,326,877
Accrued interest payable - related parties	234,412	229,862
Accrued interest payable	674,192	655,029
Total Current Liabilities	4,699,938	4,580,352

LONG-TERM LIABILITY
Notes payable	21,419	21,502
Total Long-Term Liability	21,419	21,502

Total Liabilities	4,721,357	4,601,854

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; 5,000,000 shares authorized at $0.001 par value, no shares outstanding	-	-
Common stock, 50,000,000 shares authorized at $0.001 par value, 17,379,172 issued and outstanding	17,379	17,379
Additional paid in capital	4,986,570	4,986,570
Accumulated deficit	(8,456,659)	(8,245,791)
Total Stockholders’ Equity (Deficit)	(3,452,710)	(3,241,842)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,268,647	$1,360,012

LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

LEGACY COMMUNICATIONS CORPORATIONS AND SUBSIDIARIES
PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
FOR DISCONTINUED OPERATIONS
(Unaudited)
	Three Months Ended March 31,

	2008	2007

REVENUE
Gain on sale of station	$ -	$1,886,349
Other revenue	-	-
Broadcast revenue	3,500	585
Total Revenue	3,500	1,886,934

EXPENSES
Depreciation and amortization	47,846	46,377
General and administrative	27,111	156,587
Salaries and personnel costs	68,177	93,878
Total Expenses	143,134	296,842

INCOME (LOSS) FROM OPERATIONS	(139,634)	1,590,092

OTHER INCOME (EXPENSE)
Interest expense	(69,310)	(73,206)
Total Other Income (Expense)	(69,310)	(73,206)

INCOME (LOSS) BEFORE INCOME TAXES	(208,994)	1,516,886
Income tax	1,924	513,511

NET INCOME (LOSS)	$ (210,868)	$1,003,375

BASIC AND FULLY DILUTED LOSS PER SHARE	$ (0.01)	$ 0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,379,172	17,203,616

Item 2. Management’s Discussion and Analysis or Plan of Operations.

This Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may”, “believe”, “expect”, “intend”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements include, but are not limited to, the risk factors described in the Company’s Annual Report on Form 10-KSB and in this report. The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein and in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Subsequent Events

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

If this transaction closes as contemplated, the Company believes it will be able to continue operations until it is able to arrange for the sale of some or all of its assets in an orderly manner. However, there is no assurance that all of the conditions will be met or that the transaction will close as expected. Any delay in closing this transaction will adversely affect the Company’s ability to continue as a going concern. The financial statements in this Report have been prepared showing all present operations as discontinued operations. The following discussion relates to the results of operations for, and liquidity of, discontinued operations, for which financial statements can be found in footnote 6 to the Company’s financial statements for the three months ended March 31, 2008.

Results of Discontinued Operations

Total revenue from discontinued operations for the three months ended March 31, 2008 decreased by $1,883,434 or 99.8% to $3,500 compared to $1,886,934 for the three months ended March 31, 2007. There were no sales of radio stations or permits during the first three months of fiscal 2008 and revenue for discontinued operations consisted of broadcast revenue received from stations held for sale by the Company.   Total revenue from discontinued operations for the first three months of Fiscal 2007 consisted primarily of the gain on the sale of AM radio station KBET(AM), Winchester, NV, which generated $1,886,349 in revenue.

Operating Expenses from discontinued operations for the three months ended March 31, 2008 decreased $153,708 or 51.8% to $143,134 compared to $296,842 for the three months ended March 31, 2007. This decrease is primarily the result of a $129,467 reduction in general and administrative expenses incurred in connection with licensing and permitting activities during fiscal 2008 and a $25,701 reduction in salary and personnel costs because of reductions in administrative personnel. Other expenses of discontinued operations for the three months ended March 31, 2008 and March 31, 2007 consisted of interest expenses incurred and declined $3,896 because of the reductions in outstanding debt with the proceeds from sales of radio stations in fiscal 2006 and fiscal 2007. Interest expenses of $2,117 were included in continuing operations because approximately $78,548 in outstanding indebtedness as of March 31, 2008 will not be assumed by Legacy Media Corporation. During the first three months of fiscal 2007, interest expenses of $6,434 on the same indebtedness were included in continuing operations.

Since the Company did not sell a radio station during the three months ended March 31, 2008, income from discontinued operations before income taxes fell $1,725,880 or 113.8% to a loss of $208,994 compared to income of $1,516,886 for the three months ended March 31, 2007. After income taxes of $1,924 in the first three months of fiscal 2008 and $513,511 in the first three months of fiscal 2007, net income from discontinued operations fell $1,214,243 or 121.0% to a loss of $210,868 compared to net income from discontinued operations of $1,003,375 for the three months ended March 31, 2007.

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

Results of Operations of Continuing Operations

Continuing Operations consist solely of indebtedness not assumed by Legacy Media Corporation in the amount of $78,548 as of March 31, 2008 and March 31, 2007. Interest expenses, Income before income taxes, and Net income consist entirely of interest incurred with respect to this indebtedness in the amount of $2,117 for the three months ended March 31, 2008 and $6,434 for the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008 we had accumulated operating deficits of $8,569,064, a stockholders’ deficit of $3,565,115, and a working capital deficit of $3,565,115. As of December 31, 2007 we had accumulated operating deficits of $8,356,079, a stockholders’ deficit of $3,352,130, and a working capital deficit of $3,352,130. As of March 31, 2008 we did not have any available funds.

During the three months ended March 31, 2008, we did not generate a material amount of cash. On April 28, 2008, we received $40,000 in connection with the sale of 40,000 shares of our Series A Redeemable Convertible Preferred Stock, which has allowed us to continue operations on a day-to-day basis. See, “Subsequent Transactions” above. As of March 31, 2008 our total liabilities were $4,833,762, of which $4,721,357 were due to discontinued operations and $112,405 relate to continuing operations and are due upon demand or within 12 months. Substantially all of our the assets of discontinued operations have been pledged to secure our outstanding debt of discontinued operations. All indebtedness of continuing operations is unsecured.

We currently require approximately $56,000 per month to fund discontinued operations. Continuing operations will require only nominal additional funding since substantially all assets, liabilities and operations are reflected as discontinued operations. Our current cash reserves are not sufficient to fund our cash requirements for next 12 months and we will require additional funding of approximately $675,000 to fund discontinued operations and additional funding of approximately $750,000 to complete the acquisition and improvement of existing radio stations that are part of discontinued operations. We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority stockholders if such funds are not available. Additional financing may not be available to us on favorable terms, if at all. In the event that we are not able to obtain the necessary funds, we will consider winding up and liquidation of all assets.

Our lack of operating revenue, accumulated deficit, negative working capital and dependence upon the sale of assets to provide funds for operations raise substantial doubts about our ability to continue as a going concern. No adjustments have been made to the carrying value of our assets to reflect a reduction in value in the event that we cease to be a going concern.

Our ability to continue as a going concern is dependent upon our completing the sale of radio stations pursuant to the following outstanding option agreements:

Radio Station	Expected Sales	Current Investment	Estimated Cost to be Incurred	Expected Completion Date

KPTO(AM), 1440 kHz Pocatello, ID	$325,000	$255,000	$15,000	10/2008

KITT(FM), 1001 MHz Soda Springs, ID	$1,300,000	$237,500	$125,000	10/2008

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Principal Accounting and Financial Officer (collectively, the "Certifying Officers") are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. As required by Rule 13a-15 under the Exchange Act, our management, including, our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, management concluded that as of March 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness is any deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect all misstatements. As of December 31, 2007, our management concluded that our internal control over financial reporting had material weaknesses relating to inadequate separation of duties between members of our management. Management has made no changes in the company’s internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6. Exhibits.

Exhibit	Description

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY COMMUNICATIONS CORPORATION

Date: May 16, 2008	By:	/s/ E. Morgan Skinner, Jr.
	Name:	E. Morgan Skinner, Jr.
	Title:	President and
Chief Executive Officer
Principal Financial Officer

/s/ R. Michael Bull
	Name:	R. Michael Bull
	Title:	Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)

* Filed Herewith