Form 10-Q
period 2008-08-13
MINT LEASING INC
filed 2008-08-18
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number 000-52051

THE MINT LEASING, INC. (Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	87-0579824 (IRS Employer Identification No.)

323 N. Loop West, Houston, Texas (Address of Principal Executive Offices)	77008 (Zip Code)

(713) 665-2000 (Registrant’s Telephone Number, Including Area Code)

LEGACY COMMUNICATIONS CORPORATION 210 North 1000 East, St. George, Utah 84770 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

           Large Accelerated Filer                                                        ☐                                                                            Accelerated Filer                                 ☐
           Non-Accelerated Filer                                                          ☐                                                                            Smaller reporting company☑
   (Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

As of August 12, 2008, there were outstanding 81,929,504 shares of the registrant’s common stock, $.001 par value per share.

PART I
FINANCIAL INFORMATION

Item1.  Financial Statements.

THE MINT LEASING, INC.
FORMERLY
LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS

Assets of discontinued operations	$1,214,373	$1,360,012

TOTAL ASSETS	$1,214,373	$1,360,012

THE MINT LEASING, INC.
FORMERLY
LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30, 2008	December 31, 2007
	(Unaudited)
CURRENT LIABILITIES

Notes payable – current	$78,548	$78,548
Accrued interest payable	36,453	31,740
Liabilities of discontinued operations	4,881,492	4,601,854

Total Liabilities	4,996,493	4,712,142

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; 5,000,000 shares authorized at $0.001 par value, 40,000 and 0 shares outstanding, respectively	40	-
Common stock, 50,000,000 shares authorized at $0.001 par value, 868,958 shares issued and outstanding, respectively	869	869
Additional paid-in capital	5,043,040	5,003,080
Accumulated deficit	(8,826,069)	(8,356,079)

Total Stockholders’ Equity (Deficit)	(3,782,120)	(3,352,130)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,214,373	$1,360,012

THE MINT LEASING, INC.
FORMERLY
LEGACY COMMUNICATIONS CORPORATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2008	2007	2008	2007

REVENUE FROM CONTINUING OPERATIONS	$-	$-	$-	$-

EXPENSES FROM CONTINUING OPERATIONS	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	-	-	-	-

OTHER INCOME (EXPENSE) FROM CONTINUING OPERATIONS
Interest expense	(4,713)	(4,713)	(2,596)	(2,356)
Total Other Income (Expense) From Continuing Operations	(4,713)	(4,713)	(2,596)	(2,356)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,713)	(4,713)	(2,596)	(2,536)
Income tax	-	-	-	-

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(465,277)	805,034	(254,409)	(194,264)

NET INCOME (LOSS)	$(469,990)	$800,321	$(257,005)	$(196,620)

BASIC AND FULLY DILUTED GAIN (LOSS) PER SHARE
Continuing Operations	$(0.01)	$(0.01)	$(0.00)	$(0.00)
Discontinued Operations	(0.53)	0.94	(0.30)	(0.23)
	$(0.54)	$0.93	$(0.30)	$(0.23)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	868,959	860,181	868,959	860,181

THE MINT LEASING, INC.
FORMERLY
LEGACY COMMUNICATIONS CORPORATIONS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(469,990)	$800,321
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of station	-	(1,886,349)
Disposition of assets	-	(1,562)
Depreciation and amortization	95,692	94,814
Shares issued pursuant to loan agreement	-	5,000
Changes in assets and liabilities:
(Increase) decrease in escrow deposits	-	200,000
(Increase) decrease in prepaid expenses	35,320	(14,078)
(Increase) decrease in deposits/other assets	5,560	14,865
(Increase) decrease in deferred tax asset	-	193,084
Increase (decrease) in accounts payable	38,106	(62,101)
Increase (decrease) in accrued expenses	148,623	(47,937)
Increase (decrease) in income tax payable	-	180,784
Increase (decrease) in accrued interest payable	100,960	19,294
Increase (decrease) in other liabilities	3,051	(5,842)
Proceeds from sale of fixed assets	-	2,500,000
Purchase of station assets	-	(104,403)
Increase (decrease) in deposits on station sales	-	(750,000)
Net Cash Provided (Used) by Operating Activities	(42,678)	1,135,890

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	1,386	-
Proceeds from preferred stock issuance	40,000	-
Proceeds from related parties – short term notes payable	9,849	(96,795)
Repayment to related parties – short term notes payable	(7,249)	11,500
Repayment of notes payable	(1,646)	(1,837,038)
Proceeds from notes payable	-	800,622
Net Cash Provided (Used) by Financing Activities	42,340	(1,121,711)

INCREASE (DECREASE) IN CASH	(338)	14,179
CASH AT BEGINNING OF PERIOD	338	36,059
CASH AT END OF PERIOD	$-	$50,238

THE MINT LEASING, INC.
FORMERLY
LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,

	2008	2007

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

CASH PAID FOR:

Interest	$29,599	$67,314
Income taxes	$1,924	$1,000

THE MINT LEASING, INC.
FORMERLY
LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2007 Annual Report.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

THE MINT LEASING, INC.
FORMERLY
LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Income Taxes (Period of Adoption)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  As a result of the implementation of Interpretation 48, the Company does not recognize an increase in the liability for unrecognized tax benefits.  No unrecognized tax benefits are being reported for the quarter ended June 30, 2008.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

NOTE 3 – RELATED PARTY BALANCES

At June 30, 2008, the Company had the following balances due to related parties:

Various other payables due to shareholders	$106,000
Accrued interest on payables due to shareholders ranging from 5.1% to 7.5%	87,719

Related Party Balance – Net Liability	$193,719

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

At June 30, 2008, the Company had the following notes payable due to related parties:

Various notes due to shareholders, non-interest bearing, unsecured and due on demand.	$52,000

Short term notes due to President, bearing interest at 10.50%, unsecured and due on demand.	188,975

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	210,000

Notes due to shareholder, bearing interest at 8.00%, unsecured and due on demand.	18,000

Notes due to Officers, bearing interest at 12.00%, unsecured and due on demand.	85,000

Notes due to shareholder, bearing interest at 10.50%, unsecured and due on demand.	41,400

Notes due to shareholder, bearing interest at 10.50%, unsecured and due on demand.	30,000

Notes due to shareholders, bearing interest at 8.00%, unsecured and due on demand.	60,000

Total Notes Payable – related party	$685,375

THE MINT LEASING, INC.
FORMERLY
LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5 – SUBSEQUENT EVENTS

On July 18, 2008, the Company entered into the following simultaneous transactions, more fully described in this Report:

•
Entered an Assumption and Novation Agreement with holders of $4,881,492 of ongoing principal obligations and accrued interest whereby the obligations were assumed by Legacy Media Corporation, a wholly owned subsidiary of the Company, and the Company was released from any further liability in connection with such obligations.

•	Declaration of a 20:1 reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock, $.001 par value per share, outstanding as of July 16, 2008 (the “Pre-Combination Common Stock”);

•
Amendment and Restatement of the Company’s Articles of Incorporation to increase the authorized capital of the Company to 500,000,000 shares, $.001 par value per share, of which 480,000,000 are Common Stock, $.001 par value per share (the “Post-Combination Common Stock”), and 20,000,000 are Preferred Stock, $.001 par value per share;

•
Issuance and sale of 145,000 shares of the Company’s Series A Cumulative Redeemable Preferred Stock, $.001 par value per share (the “Series A Preferred Stock”), in a private placement to Ongoing Solutions, LLC, as a nominee for various persons, none of whom are the beneficial owner of more than 4.99% of the issued and outstanding Series A Preferred Stock, pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) for an aggregate purchase price of $145,000;

•	Amendment of the Company’s Amended and Restated Articles of Incorporation to change the name of the Company from Legacy Communications Corporation to The Mint Leasing, Inc.;

•
Adoption of a Certificate of Designations for the Company’s Series B Cumulative Preferred Stock, $.001 par value per share (the “Series B Preferred Stock”) having voting rights equal to the voting rights of all other shares of voting stock plus one vote;

•
Effective August 18, 2008 Anacelia Olivarez resigned as Chief Financial Officer and Treasurer and was replaced by Jerry Parish who assumed the offices of Chief Financial and Accounting Officer in addition to his other offices of President, Chief Executive Officer, and Secretary.

THE MINT LEASING, INC.
FORMERLY
LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

•
Acquisition of all of the outstanding shares of The Mint Leasing, Inc., a Texas corporation (“Mint Texas”), from private stockholders in exchange for 70,365,000 shares of Post-Combination Common Stock and 2,000,000 shares of Series B Cumulative Preferred Stock, $.001 par value per share (the “Series B Preferred Stock”) pursuant to the terms of an Agreement and Plan of Reorganization (the “Reorganization Agreement”);

•
Exchange 13,654,316 shares of the Company’s Pre-Combination Common Stock owned by E. Morgan Skinner, Jr., Lavon Randall, Jeffrey B. Bate, R. Michael Bull, and trusts which they control (the “Major Stockholders”) for all of the issued and outstanding shares of Legacy Media Corporation pursuant to the terms of a Trust Receipt, Irrevocable Instruction and Irrevocable Proxy (the “Trust Receipt”);

•	Election of a new board of directors and new officers;

•
Issuance of warrants to purchase 2,100,000 shares at prices of $0.10, $0.50, $1.00, $1.50 and $2.00 per share to two consultants in connection with consulting agreements executed with Mint Texas as of June 1, 2007 and assumed by Mint Nevada on the closing date; and

•	Conversion of $78,548 in principal and $ 36,453 in accrued interest under outstanding promissory notes into 11,028,872 shares of Common Stock.

All references to common stock have been retroactively restated for the Reverse Stock Split.  As a result of the transactions on July 18, 2008, Jerry Parish, individually and as trustee, acquired control of the Company and the Company disposed of all of its operations relating to the acquisition, development, ownership and sale of radio stations and commenced the business of leasing automobiles and fleet vehicles, primarily in the State of Texas.

The following is a summary of discontinued operations.

ASSETS

	June 30, 2008	December 31, 2007

CURRENT ASSETS
Cash	$-	$338
Prepaid expenses	500	35,820
Total Current Assets	500	36,158

PROPERTY AND EQUIPMENT – NET	512,603	561,312

OTHER ASSETS
FCC licenses – Net	459,914	506,897
Deposits	475	6,035
Construction in progress	240,881	249,610
Total Other Assets	701,270	762,542

TOTAL ASSETS	$1,214,373	$1,360,012

THE MINT LEASING, INC.
FORMERLY
LEGACY COMMUNICATIONS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2008	December 31, 2007

CURRENT LIABILITIES
Bank overdraft	$1,386	$-
Accounts payable	433,049	348,930
Accrued liabilities	1,124,743	1,030,862
Other liabilities	84,597	84,702
Other liabilities – related party	193,719	190,563
Deposits on station sales	6,000	6,000
Income tax payable	24,752	24,752
Notes payable – related parties	685,375	682,775
Notes payable – current	1,327,763	1,326,877
Accrued interest payable – related parties	235,702	229,862
Accrued interest payable	745,435	655,029
Total Current Liabilities	4,862,521	4,580,352

LONG-TERM LIABILITY
Notes payable	18,971	21,502
Total Long-Term Liability	18,971	21,502

Total Liabilities	4,881,492	4,601,854

STATEMENT OF OPERATIONS

	Six Months Ended June 30		Three Months Ended June 30,

	2008	2007	2008	2007

REVENUE
Gain on sale of station	-	1,886,349	$-	$-
Other revenue	15,000	1,562	15,000	1,562
Broadcast revenue	7,100	1,999	3,600	1,414
Total Revenue	22,100	1,889,910	18,600	2,976

EXPENSES
Depreciation and amortization	95,692	94,814	47,846	48,437
General and administrative	98,724	332,329	71,613	175,742
Salaries and personnel costs	126,419	145,960	58,242	52,082
Total Expenses	320,835	573,103	177,701	276,261

INCOME (LOSS) FROM OPERATIONS	(298,735)	1,316,807	(159,101)	(273,285)

OTHER INCOME (EXPENSE)
Interest expense	(164,618)	(136,905)	(95,308)	(59,622)
Total Other Income (Expense)	(164,618)	(136,905)	(95,308)	(59,622)

INCOME (LOSS) BEFORE INCOME TAXES	(463,353)	1,179,902	(254,409)	(332,907)
Income tax	1,924	374,868	-	(138,643)

NET INCOME (LOSS)	(465,277)	805,034	$(254,409)	$(194,264

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

Subsequent Events

On July 18, 2008, the Company entered into the following simultaneous transactions, more fully described in this Report:

•
Entered an Assumption and Novation Agreement with holders of $4,881,492 of ongoing principal obligations and accrued interest whereby the obligations were assumed by Legacy Media Corporation, a wholly owned subsidiary of the Company, and the Company was released from any further liability in connection with such obligations.

•	Declaration of a 20:1 reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock, $.001 par value per share, outstanding as of July 16, 2008 (the “Pre-Combination Common Stock”);

•
Amendment and Restatement of the Company’s Articles of Incorporation to increase the authorized capital of the Company to 500,000,000 shares, $.001 par value per share, of which 480,000,000 are Common Stock, $.001 par value per share (the “Post-Combination Common Stock”), and 20,000,000 are Preferred Stock, $.001 par value per share;

•
Issuance and sale of 145,000 shares of the Company’s Series A Cumulative Redeemable Preferred Stock, $.001 par value per share (the “Series A Preferred Stock”), in a private placement to Ongoing Solutions, LLC, as a nominee for various persons, none of whom are the beneficial owner of more than 4.99% of the issued and outstanding Series A Preferred Stock, pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) for an aggregate purchase price of $145,000;

•	Amendment of the Company’s Amended and Restated Articles of Incorporation to change the name of the Company from Legacy Communications Corporation to The Mint Leasing, Inc.;

•
Adoption of a Certificate of Designations for the Company’s Series B Cumulative Preferred Stock, $.001 par value per share (the “Series B Preferred Stock”) having voting rights equal to the voting rights of all other shares of voting stock plus one vote;

•
Effective August 18, 2008, Anacelia Olivarez resigned as Chief Financial Officer and was replaced by Jerry Parish who assumed the offices of Chief Financial and Accounting Officer in addition to his other offices of President, Chief Executive Officer, and Secretary.

•
Acquisition of all of the outstanding shares of The Mint Leasing, Inc., a Texas corporation (“Mint Texas”), from private stockholders in exchange for 70,365,000 shares of Post-Combination Common Stock and 2,000,000 shares of Series B Cumulative Preferred Stock, $.001 par value per share (the “Series B Preferred Stock”) pursuant to the terms of an Agreement and Plan of Reorganization (the “Reorganization Agreement”);

•
Exchange 13,654,316 shares of the Company’s Pre-Combination Common Stock owned by E. Morgan Skinner, Jr., Lavon Randall, Jeffrey B. Bate, R. Michael Bull, and trusts which they control (the “Major Stockholders”) for all of the issued and outstanding shares of Legacy Media Corporation pursuant to the terms of a Trust Receipt, Irrevocable Instruction and Irrevocable Proxy (the “Trust Receipt”);

•	Election of a new board of directors and new officers;

•
Issuance of warrants to purchase 2,100,000 shares at prices of $0.10, $0.50, $1.00, $1.50 and $2.00 per share to two consultants in connection with consulting agreements executed with Mint Texas as of June 1, 2007 and assumed by Mint Nevada on the closing date~~.~~ and

•	Conversion of $78,548 in principal and $ 36,453 in accrued interest under outstanding promissory notes into 11,028,872 shares of Common Stock.

As a result of the transactions on July 18, 2008, Jerry Parish, individually and as trustee, acquired control of the Company and the Company disposed of all of its operations relating to the acquisition, development, ownership and sale of radio stations and commenced the business of leasing automobiles and fleet vehicles, primarily in the State of Texas.  A pro forma financial statement relating to the acquisition of Mint Texas will be filed as an exhibit to an amended the Current Report on Form 8-K relating to the transactions.

Results of Discontinued Operations

The Company had a loss from discontinued operations of $465,277 for the six months and $254,409 for the three months ended June 30, 2008 compared to income from discontinued operations of $805,034 for the six months and a loss from discontinued operations $194,264 for the three months ended June 30, 2007.  The loss from discontinued operations in the six and three months ended June 30, 2008 related primarily to accrued interest on outstanding indebtedness of discontinued operations and the legal fees and other expenses incurred in connection with the negotiation and execution of the Stock Purchase Agreement, and the preparation of a Schedule 14C relating to the declaration of the Reverse Stock Split, the adoption of the Restated Articles of Incorporation, the issuance of the Series A Preferred Stock, the entry into the Reorganization Agreement and the exchange of the shares of Legacy Media Corporation for the shares of the Company held by the Major Stockholders.  The Company did not have any revenues during the six months ended June 30, 2008.  Income from discontinued operations for the six months ended June 30, 2007 related primarily to the gain on the sale of AM radio station KBET(AM), Winchester, NV, which generated $1,886,349 in revenue and was partially offset by general and administrative expenses of $332,329, depreciation and amortization expenses of $94,814, salaries and personnel costs of $145,960, and interests expenses of $141,618.

Results of Operations of Continuing Operations

Continuing operations consist solely of indebtedness not assumed by Legacy Media Corporation in the amount of $78,548 as of June 30, 2008 and June 30, 2007.  Interest expenses, income before income taxes, and net income consist entirely of interest incurred with respect to this indebtedness in the amount of $4,713 for the six months ended June 30, 2008 and June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008 the Company had accumulated operating deficits of $8,826,069, a stockholders’ deficit of $3,782,120, and a working capital deficit of $3,782,120.  As of December 31, 2007 the Company had accumulated operating deficits of $8,356,079, a stockholders’ deficit of $3,352,130, and a working capital deficit of $3,352,130.  During the six months ended June 30, 2008, the Company did not generate a material amount of cash.  On April 28, 2008, the Company received $40,000 in connection with the sale of 40,000 shares of our Series A Redeemable Convertible Preferred Stock, which has allowed us to continue operations on a day-to-day basis.  See, “Subsequent Transactions” above.  As of June 30, 2008 our total liabilities were $4,996,493, of which $4,881,492 relate to discontinued operations and $115,001 relate to continuing operations and are due upon demand or within 12 months.  Substantially all of the assets of discontinued operations have been pledged to secure outstanding debt of discontinued operations.  All indebtedness of continuing operations is unsecured.  As of June 30, 2008, the Company had no available cash resources and continued to operate using borrowings under credit arrangements with its officers, stockholders and third persons.  The ability of the Company to continue as a going concern in its historical business is dependent upon its ability to dispose of its broadcast properties on acceptable terms and secure additional funding sources and attaining profitable operations.  The financial statements of discontinued operations in Note 5 to the financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On July 18, 2008, the Company completed the transactions described above under “Subsequent Transactions”.  As a result of the transactions on July 18, 2008, the Company disposed of all of its operations relating to the acquisition, development, ownership and sale of radio stations and acquired The Mint Leasing, Inc., a Texas corporation (“Mint Texas”) as a wholly owned subsidiary.  Mint Texas is engaged in the business of leasing automobiles and fleet vehicles, primarily in the State of Texas.  As of June 30, 2008, Mint Texas had accumulated retained earnings of $15,102,085, stockholders’ equity of $15,666,787, and net working capital of $47,611,762.  Mint Texas reported net income of $5,273,788 for the six months ended June 30, 2008 and had total cash balances of $237,096 as of June 30, 2008.  In addition, Mint Texas has a $33,000,000 line of credit with commercial banks for the purchase of vehicles for lease, substantially all of which was outstanding as of June 30, 2008.  The Company believes that it has adequate committed resources to provide funding for the continued operation of Mint Texas.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods.  Our Chief Executive Officer and our

Principal Accounting and Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures.  The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.   As required by Rule 13a-15 under the Exchange Act, our management, including, our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, management concluded that as of June 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act.  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A material weakness is any deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect all misstatements.  As of December 31, 2007, our management concluded that our internal control over financial reporting had material weaknesses relating to inadequate separation of duties between members of our management.  Management has made no changes in the company’s internal control over financial reporting during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

LEGACY COMMUNICATIONS CORPORATION

Date: August 18, 2008	By: /s/ Jerry Parish Name: Jerry Parish Title: President and Chief Executive Officer Principal Accounting Officer

/s/ Jerry Parish Name: Jerry Parish Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)

* Filed Herewith