Form 10-Q
period 2008-11-19
MINT LEASING INC
filed 2008-11-19
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

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

As of November 16, 2008, there were outstanding 81,577,976 shares of the registrant’s common stock, $.001 par value per share.

This report contains trademarks and trade names that are the property of The Mint Leasing,, Inc. and its subsidiaries, and of other companies, as indicated.

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-Q, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

•	our ability to raise capital,
•	our ability obtain and retain customers,

•	our ability to provide our products and services at competitive rates,
•	our ability to execute our business strategy in a very competitive environment,

•	our degree of financial leverage,
•	risks associated with our acquiring and integrating companies into our own,

•	risks related to market acceptance and demand for our services,
•	the impact of competitive services,

•	other risks referenced from time to time in our SEC filings.

With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we caution that, while we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

PART I
FINANCIAL INFORMATION

Item1.  Financial Statements.

The Mint Leasing, Inc.
(Formerly Legacy Communications Corporation)
Consolidated Balance Sheets
September 30, 2008

ASSETS	September 30, 2008	December 31, 2007
	(unaudited)

Cash and cash equivalents	$ 127,861	$ 552,182
Investment in sales-type leases, net	42,524,802	29,812,353
Vehicle inventory	724,861	675,367
Property and equipment, net	124,219	130,117
Due from affiliates	-	303,000
Other assets	35,798	50,928

TOTAL ASSETS	$ 43,537,541	$ 31,523,947

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$ 288,992	$ 1,090,506
Credit facilities	33,000,000	20,040,434
Deferred income taxes	3,130,000	-
Notes payable to shareholders	361,702	-

TOTAL LIABILITIES	36,780,694	21,130,940

STOCKHOLDERS' EQUITY
Preferred stock;, Series A, 18,000,000 shares authorized at $0.001 par value, 185,000 and 0 shares outstanding, respectively	185	-
Preferred stock;, Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 and 0 shares outstanding, respectively	2,000	-
Common stock, 480,000,000 shares authorized at $0.001 par value, 81,577,976 and 0 shares issued and outstanding, respectively	81,579	-
Common Stock, $1.00 par value, 100,000 shares authorized, 0 and 1,000 shares issued and outstanding, respectively	-	1,000
Additional paid in capital	(61,548)	363,702
Retained earnings	6,734,631	10,028,305
Total Stockholders' Equity	6,756,847	10,393,007

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 43,537,541	$ 31,523,947

“See accompanying notes to the consolidated financial statements”

The Mint Leasing, Inc.
(Formerly Legacy Communications Corporation)
Consolidated Statements of operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES
Sales-type leases, net	$33,117,312	$21,181,664	$6,705,960	$7,995,599
Amortization of unearned income related to sales-type leases	3,645,543	2,026,126	1,299,238	675,375

Total Revenues	36,762,855	23,207,790	8,005,198	$8,670,974

COST OF REVENUES
Cost of sales-type leases	18,788,902	10,511,766	2,696,919	4,670,245
Repossession and cancelled lease expense	7,500,948	4,065,557	2,598,426	1,602,701
Bad debt expense	1,260,361	-	269,414	-
Total Cost Of Revenues	27,550,211	14,577,323	5,564,760	6,272,946

GROSS PROFIT	9,212,644	8,630,467	2,440,438	2,398,028

GENERAL AND ADMINISTRATIVE EXPENSE	2,515,784	1,927,627	892,239	782,568

INCOME BEFORE OTHER INCOME (EXPENSE) FROM CONTINUING OPERATION	6,696,860	6,702,840	1,548,199	1,615,460

OTHER INCOME (EXPENSE)
Interest expense	(1,632,132)	(546,569)	(535,589)	(302,040)
Other income	41,299	42,470	5,397	11,405
Total Other Income (Expense)	(1,590,833)	(504,099)	(530,192)	(290,635)

Earnings before cumulative effect of change in accounting principle and income tax provision	5,106,027	6,198,741	1,018,007	1,324,825

Cumulative effect on prior years of changing the method of determination of allowance for doubtful accounts	(4,812,471)	-	-	-

INCOME BEFORE TAX	293,556	6,198,741	1,018,007	1,324,825

Provision for Income Tax	3,130,000	-	3,130,000	-

NET INCOME (LOSS)	$(2,836,444)	$6,198,741	$(2,111,993)	$1,324,825
Weighted average shares outstanding- Basic and fully diluted	74,041,290	70,365,000	81,577,976	81,576,977
Earnings per share before tax and cumulative effect of changes in accounting principle	$0.07	$0.09	$0.01	$0.02
INCOME (LOSS) PER SHARE	$(0.04)	$0.09	$(0.03)	$0.02

“See accompanying notes to the consolidated financial statements”

The Mint Leasing, Inc.
(Formerly Legacy Communications Corporation)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,836,444)	$6,198,741
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	16,927	16,373
Allowance for doubtful accounts	2,080,024	-

Decrease (increase) in operating assets
Net investment in sales-type leases	(14,792,473)	(14,104,354)
Inventory	(49,494)	-
Other current assets	318,130	(27,400)

Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(962,304)	555,258
Deferred income taxes	3,130,000	-

Net Cash used in operating activities	(13,095,634)	(7,361,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to shareholder	-	(206,397)
Purchase of property, plant and equipment	(11,029)	(53,769)
Net Cash (used) provided by investment	(11,029)	(260,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit net change	12,959,566	8,333,705
Notes payable to shareholders payments	-	(492,055)
Distributions of earnings	(462,224)	-
Proceeds from preferred stock issuance	185,000	-
Net Cash Provided (Used) by Financing Activities	12,682,342	7,841,650
INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	(424,321)	220,102

CASH and CASH EQUIVALENTS, AT BEGINNING OF PERIOD	552,182	227,611
CASH and CASH EQUIVALENTS, AT END OF PERIOD	$127,861	$447,713

The Mint Leasing, Inc.
(Formerly Legacy Communications Corporation)
Consolidated Statements of Cash FLOWS - Continued
(Unaudited)

	Nine Months Ended September 30,

	2008	2007

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

CASH PAID FOR:

Interest	$1,626,922	$684,913
Income taxes	$-	$-

The Mint Leasing, Inc.
(Formerly Legacy Communications Corporation)
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 1 – ORGANIZATION and NATURE OF BUSINESS ACTIVITY

A. Organization

The Mint Leasing, Inc. (“Mint” or “The Company") was incorporated on May 19, 1999 in the State of Texas and commenced operations on that date.

Effective July 18, 2008, The Mint Leasing, Inc., a Texas corporation (“Mint Texas”), a privately held company, completed the Plan and Agreement of Merger between itself and The Mint Leasing, Inc. (formerly Legacy Communications Corporation) (“Mint Nevada”), and the two shareholders of Mint Texas, pursuant to which Mint Nevada acquired all of the issued and outstanding shares of capital stock of Mint Texas.   In connection with the acquisition of Mint Texas described herein Mint Nevada issued 70,650,000 shares of common stock and 2,000,000 shares of Series B Convertible Preferred stock to the selling stockholders.   Consummation of the merger did not require a vote of the Mint Nevada shareholders.  As a result of the acquisition, the shareholders of Mint Texas own a majority of the voting stock of Mint Nevada, Mint Texas is a wholly owned subsidiary of Mint Nevada, and Legacy Communications Corporation changed its name to The Mint Leasing, Inc.   No prior material relationship existed between the selling shareholders and Mint Nevada, any of its affiliates, or any of its directors or officers, or any associate of any of its officers or directors

B.  Description of Business

Mint is a company in the business of leasing automobiles, and fleet vehicles throughout the United States. Most of its customers are located in Texas, and six other states in the Southeast. Lease transactions are solicited and administered by the Company’s sales force and staff. Mint’s customers are primarily comprised of brand-name automobile dealers that seek to provide leasing options to their customers, many of whom would otherwise not have the opportunity to acquire a new or late-model-year vehicle.

C.  Consolidation of Affiliate (under FIN 46R)

 Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46 (revised December 2003) "Consolidation of Variable Interest Entities" ("FIN 46(R)"), requires that if an entity is the primary beneficiary of a variable interest entity ("VIE"), the entity should include the assets, liabilities and results of operations of the VIE in its consolidated financial statements. In the nine  months ended September 30, 2008, the Company consolidated Mint Car and Truck Rentals, LLC.  (“Rentals”), as the Rentals entity was deemed a VIE and the Company considered itself to be the primary beneficiary of Rentals.

D.	Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Basis of Accounting

The Company’s financial statements are prepared using the accrual basis of accounting.   The company has a December 31 fiscal year-end. References herein to “we” or “our” refer to The Mint Leasing, Inc., unless the context specifically states otherwise.

B.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for doubtful accounts and the estimated unguaranteed residual values on the lease receivable contracts purchased.

Although Mint attempts to mitigate credit risk through the use of a variety of commercial credit reporting agencies when processing customer applications, failure of the customers to make scheduled payments under their automobile lease contracts could have a material near-term impact on the allowance for doubtful accounts.

Realization of unguaranteed residual values depends on many factors, several of which are not within the Company's control, including general market conditions at the time of the original lease contract's expiration, whether there has been unusual wear and tear on, or use of, the vehicle, the cost of comparable new vehicles and the extent, if any, to which the vehicle has become technologically or economically obsolete during the lease contract term. These factors, among others, could have a material near-term impact on the estimated unguaranteed residual values.

C.  Revenue recognition

Sales-type leases

The Company’s customers typically finance vehicles over periods ranging from three to nine years.  These financing agreements are classified as operating leases or sales type leases as prescribed by SFAS No. 13, Accounting for Leases.  Revenues representing the capitalized costs of the vehicles are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term.

For the nine months ended September 30, 2008, amortization of unearned income totalled $3,645,543 (2007 – $2,026,126).

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D.  Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the direct costs of non-performing leases.  Acquisition costs include portfolio servicing costs of $ 4,147,637and the purchase and delivery of the vehicle to the lessee, totalling $14,641,309 during the nine months ended September 30, 2008.  Portfolio servicing costs including direct wages, bank service fees and premises costs.   Cost of non-performing leases amount to $7,500,948 for the nine months ended September 30, 2008  Bad debt expense is comprised of an Allowance for Bad Debts amounting to $1,260,361 for the nine months ended September 30, 2008.

E.  Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

At September 30, 2008 all the Company had deposits with a financial institution were within FDIC insurance coverage limits.

F.  Allowance for Loan Losses

Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover probable credit losses inherent in our finance receivables.

The Company established allowance for loan losses is systematically based on the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information in order to make the necessary judgments as to probable credit losses.  The Company also uses historical charge-off experience to determine a loss confirmation period, which is defined as the time between when an event, such as delinquency status, giving rise to a probable credit loss occurs with respect to a specific account and when such account is charged off. This loss confirmation period is applied to the forecasted probable credit losses to determine the amount of losses inherent in finance receivables at the reporting date. Assumptions regarding probable credit losses and loss confirmation periods are reviewed periodically and may be impacted by actual performance of finance receivables and changes in any of the factors discussed above.

G.  Charge-off Policy

The Company’s policy is to charge off an account in the month in which the account becomes 120 days contractually delinquent if we have not already repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. A charge-off generally represents the difference between the estimated net sales proceeds and the amount of the delinquent contract, including accrued interest. Accounts in repossession that have been charged off have been removed from finance receivables and the related repossessed automobiles, are included in Vehicle Inventory on the consolidated balance sheet pending sale.

H.  Vehicle Inventory

Vehicle Inventory includes repossessed automobiles, as well as vehicles turned in at the conclusion of the lease.  Inventory of vehicles is stated at the lower of cost determined using the specific identification method, and market, determined by net proceeds from sale or the NADA book value.

I.  Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to five year estimated useful lives of the assets.

Cost and accumulated depreciation of assets as of September 30, 2008 and 2007 are as follows:

	2008	2007
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	80,731
Computer and Office Equipment	158,459	138,341
	262,420	225,052
Less: Accumulated Depreciation	(138,201)	(115,816)
Net Property and Equipment	$124,219	$109,236

Expenditures for additions, major renewal and betterments are capitalized, and expenditures for maintenance and repairs are charged against income as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

Depreciation expense charged to operations was $16,928 for the nine months ended September 30, 2008 ( 2007 - $ 16,373).

J. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the nine months ended September 30, 2008 totalled $37,563 ( 2007 - $22,817).

K.  Income Taxes
Previously, the Company’s financial statements do not include a provision for Income Taxes because the taxable income of Mint is included in the Income Tax Returns of the Stockholders under the Internal Revenue Service "S" Corporation elections.  As an “S” Corporation the Company was eligible to and did so elect to be taxed on a Cash Basis under the provisions of the Internal Revenue Service.

Upon completion of the July 18, 2008 transaction with Legacy as more fully described in Note 1 Mint ceased to be treated as a "S" Corporation for Income Tax purposes, resulting in (1) the imposition of income tax at the corporate level instead of the shareholder level and (2) the inability to continue to elect to be taxed on a Cash Basis resulting in a potential transitional income tax liability, which could possibly reach $2,750,000.  The potential liability is subject to special transitional rules that may allow such amounts, once they have been determined, to be paid over a four year period pursuant to the IRS code. The former shareholders of the “S” Corporation have undertaken to provide such assistance as may be necessary to minimize the Company’s exposure to such potential tax liability.   At September 30, 2008, the Company has determined that the deferred tax liability is a fair approximation of the amounts that may eventually become payable.

L. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  No common stock equivalents were outstanding during 2008.

M.   Recent Market Developments

The Company anticipates that a number of factors will adversely impact its liquidity during the last three  months of 2008 and in fiscal 2009; higher credit costs in its borrowing transactions due to higher cost of funds, and to a lesser extent, the credit deterioration it is experiencing in our portfolio; and disruptions in the capital markets.

The Company believes that it has sufficient liquidity to operate through fiscal 2009. However, if the credit markets continue to deteriorate, or if economic factors further deteriorate resulting in weaker credit performance, the Company may need to reduce its targeted origination volume to sustain adequate liquidity.

N. Effect of new accounting pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for the Company in fiscal 2009. After the effective date of FSP EITF 03-6-1, all prior-period earnings per share data presented must be adjusted retrospectively. The Company is currently evaluating the potential impact of adopting FSP EITF 03-6-1.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not anticipate the adoption of SFAS No. 162 will have a material impact on its results of operations, cash flows or financial condition.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No.142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 will have on its consolidated results of operation, cash flows or financial condition.

In December 2007, the FASB issued Statement No. 141 (revised 2007),”Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred SFAS No. 141R also establishes disclosure requirements that will require disclosure of the nature and financial effects of the business combination. SFAS No. 141R will impact business combinations for the Company that may be completed on or after August 1, 2009. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material impact on its results of operations and financial condition as the impact is solely dependent on the terms of any business combination entered into by the Company on or after August 1, 2009.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the Staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate of the expected term of outstanding options to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, delaying the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a nonrecurring basis. The Company has adopted the provisions of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the impact of the adoption of SFAS No. 159 will have a material impact on its financial condition or results of operations.

NOTE 3 - CUMULATIVE EFFECT ADJUSTMENT UPON ADOPTION OF SAB 108

The Company applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its interim financial statements for the nine months ended September 30, 2008. The application of SAB 108 resulted in a decrease of approximately $4,340,000 in Investment in Sales-Type Leases, an increase in Allowance for Doubtful Accounts of approximately $1,811,000 and a corresponding net increase in Total Cost of Revenues of $6,151,000 for the nine months ended September 30, 2008.

Prior to the adoption of SAB 108, the Company quantified misstatements using the income statement approach. It does not believe that any of the errors included in the table below are material under the income statement approach. As permitted, when first applying the guidance in SAB 108, prior periods were not restated.

The Company’s SAB 108 adjustments relate the valuation of the collectability of Sales-type Leases. Based on its approach for assessing misstatements prior to the adoption of SAB 108, it had previously concluded that these amounts were immaterial under the income statement approach.

NOTE 4 - NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2012. Following is a summary of the components of the Company’s net investment in sales-type leases at September 30, 2008:

Total Minimum Lease Payments to be Received	$44,255,819
Residual Values	19,987,590
Lease Carrying Value	63,243,409
Less: Allowance for Uncollectible Amounts	(2,080,024)
Less: Unearned Income	(19,638,583)
Net Investment in Sales-Type Leases	$42,524,802

NOTE 5 -NOTES PAYABLE

At September 30, 2008, the Company had a secured $33 million revolving credit agreement with a bank available to finance the purchase of vehicles for lease. This note is secured by a:

(a) Security interest in all of the Company’s assets, including but not limited to all Eligible Leases, and the vehicles leased.
(b) Guaranties of Jerry Parish and Victor Garcia, the Company’s majority shareholders.
(c) Assignment of life insurance policies, in the amount of $1,000,000 each, on the lives of Jerry Parish and Victor Garcia.

The revolving credit matures on December 1, 2008, bears interest at Prime Plus 1 ½ %, currently 6%.  The principle is due on maturity, with interest payable monthly.

NOTE 6 – TRANSACTIONS WITH AFFILIATES

During May 2008, the Company leased 40 vehicles to Mint Car and Truck Rentals, LLC. (“Rentals”) a limited liability partnership controlled by the Company’s majority shareholder.  Consequently the Company re-evaluated its accounting for Rentals in accordance with FIN 46(R), "Consolidation of Variable Interest Entities." Since the Company was the source of virtually all of Rentals inventory available for rental, the Company had a decisive influence over Rentals’ profitability. The Company concluded that, as a result of its common ownership, and because substantially all of the activities of Rentals either involved or were conducted on vehicles provided by the Company, Rentals was a VIE. Accordingly, the Company considered itself to be the primary beneficiary of Rentals, and included Rentals’ financial results in its consolidated financial statements through September 30, 2008.

The Company has undertaken measures to divest itself, before the end of the Company’s fiscal year,  of operations with Mint Car and Truck Rentals, LLC.

Significant transactions with Rentals include:

September 30, 2008
Mint leases due from Rentals	$1,641,055
Loan balances	$46,464
Revenue generated from Rentals’ leases	$804,721

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), requires disclosure of fair value information about financial instruments, whether recognized or not in our consolidated balance sheet. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. SFAS 107 excludes certain financial instruments and all non-financial instruments from the Company’s disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below:

		September 30, 2008
		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	$127,861	$127,861
Investment in sales-type leases – net	(b)	42,524,802	42,524,802

Financial liabilities:
Credit facilities	(c)	33,000,000	33,000,000
Notes payable to shareholders	(d)	361,702	361,702

(a)	The carrying value of cash and cash equivalents is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.

(b)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

(c)	Credit facilities have variable rates of interest and maturities of one year or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.

(d)	The fair value of Shareholder notes payable is estimated based on rates currently available for debt with similar terms and remaining maturities.

NOTE 8 -RELATED PARTY TRANSACTIONS

Under an informal arrangement, consulting fees totalling $60,647 were paid to a shareholder for services rendered during the nine months ended September  30, 2008.  The Company leases office space from its President and majority shareholder, a related party, pursuant to a lease expiring on July 31, 2011 at the rate of $20,000 per month.

NOTE 9 – CAPITAL STOCK TRANSACTIONS

On July 18, 2008, the Company entered into the following simultaneous transactions:

•	Declaration of a 20:1 reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock, $.001 par value per share, outstanding as of July 16, 2008 (the “Pre-Combination Common Stock”)

•
Amendment and Restatement of the Company’s Articles of Incorporation to increase the authorized capital of the Company to 500,000,000 shares, $.001 par value per share, of which 480,000,000 are Common Stock, $.001 par value per share (the “Post-Combination Common Stock”), and 20,000,000 are Preferred Stock, $.001 par value per share;

•
Issuance and sale of 185,000 shares of the Company’s Series A Cumulative Redeemable Preferred Stock, $.001 par value per share (the “Series A Preferred Stock”), in a private placement to Ongoing Solutions, LLC, as a nominee for various persons, none of whom are the beneficial owner of more than 4.99% of the issued and outstanding Series A Preferred Stock, pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) for an aggregate purchase price of $185,000;

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

•
Issuance of warrants to purchase 2,100,000 shares at prices of $0.10, $0.50, $1.00, $1.50 and $2.00 per share to two consultants in connection with consulting agreements executed with Mint Texas as of July 18, 2008 and assumed by Mint Nevada on the closing date; and

•	Conversion of $78,548 in principal and $36,453 in accrued interest under outstanding promissory notes into 11,028,872 shares of Common Stock.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space from its President and majority shareholder, a related party, pursuant to a lease which expired on August 31, 2009 at the rate of $10,000 per month. The lease was renewed to July 31, 2011 at the rate of $20,000 per month.  Rent expense related to this operating lease totalled $110,000 for the nine months ended September 30, 2008.

Operating lease commitments for years ending December 31 are as follows:

2009	$240.000
2010	240,000
2011	140,000
2012	Nil
2013	Nil
Thereafter	Nil
$620,000

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk are primarily cash equivalents, and finance receivables. Our cash equivalents are placed through various major financial institutions.  Finance receivables represent contracts with consumers residing throughout the United States, with borrowers located in Texas, Arkansas, Mississippi, Alabama, Georgia, Tennessee and Florida. No other state accounted for more than 10% of managed finance receivables.

Legal Proceedings

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened litigation will not be material to our consolidated financial position or our results of operations and cash flows.

Income Taxes

We adopted the provisions of FIN 48 on January 1, 2008. As of September 30, 2008, we had no liabilities, included on the consolidated balance sheets, associated with uncertain tax position. Due to uncertainty regarding the timing of future cash flows associated with FIN 48 liabilities, a reasonable estimate of the period of cash settlement is not determinable.

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

Results of Operations

Comparison of Operating Results- Three Months Ended September 30, 2008 and 2007
Gross revenues from continuing operations, for the three months ended September 30, 2008 and 2007 were $8,005,198 and $8,670,974 with Cost of Revenues for the three months ended September 30, 2008 amounting to $5,564,760 and $6,272,946 resulting in Gross Profit for the three months ended September 30, 2008 and 2007 of $2,440,438 and $2,398,028 respectively.  The Cost of sales-type lease was $2,696,920 or 33.7% of Revenues for the three months ended September 30, 2008 compared to $4,670,245 or 53.9% of Revenues for the three months ended September 30, 2007.  The Repossession and cancelled lease expense was $2,598,426 or 32.5% of Revenues for the three months ended September 30, 2008 compared to $1,602,701 or 18.5% of Revenues for the three months ended September 30, 2007. The Company recorded a bad debt expense of $269,414 for the three months ended September 30, 2008 and none for the comparative period.    The increase in Cost of Revenues as a percentage of Revenues for the three months ended September 30, 2008 over the comparative period ending September 30, 2007 reflects a more aggressive recognition of potential problems during the current tough economic times rather than problems with the underlying business.

General and Administrative expenses for the three months ended September 30, 2008 amounted to $892,239 which were virtually all incurred by the continuing operations.   For the three months ended September 30, 2007 General and Administrative expenses amounted to $782,568 solely attributable to the continuing operations.

Interest Expense for the three months ended September 30, 2008 and 2007 was $535,589 and $302,040 respectively.  The increase in 2008 resulted from the increase in the credit facility required to support the growing Sales-type leases booked by the Company.

Net earnings from continuing operations before provision for income tax, amounted to $1,018,007 for the three months ended September 30, 2008 and $1,324,825 for the three months ended September 30, 2007.

The Company has ceased all of the business formerly undertaken by Legacy Communications, and as of July 18, 2008 has disposed of all of the related assets and liabilities.  There was no income or loss from discontinued operations for the three months ended September 30, 2008.

The Company recorded an income tax expense of $3,130,000 for the three months ended September 30, 2008 of which $2,750,000  and the corresponding, deferred tax liability are in respect to the taxes which may become payable as a consequence of the Company no longer being eligible to elect to be taxed as an “S” Corporation under the IRS regulations..  The Company has made its best estimate of the amounts that may become payable and the former shareholders of the “S” Corporation have undertaken to assist in minimizing the Company’s exposure to such potential liabilities.  There was no corresponding tax component for the nine months ended September 30, 2007 as the Company was operating as an “S” Corporation and as such all of the income or loss was attributed to its shareholders.

Cash flows from operations approximated net income (loss) for the three months ended September 30, 2008 and 2007.  The Company has funded its operating deficits through debt financing, and the sale of $185,000 of 185,000 Series A Preferred Shares.

Comparison of Operating Results- Nine Months Ended September 30, 2008 and 2007

Gross revenues from continuing operations, for the nine months ended September 30, 2008 and 2007 were $36,762,855 and $23,207,790 respectively,  with Cost of Revenues for the nine months ended September 30, 2008 and 2007 amounting to $27,550,211 and $14,577,323 resulting in Gross Profit for the nine months ended September 30, 2008 and 2007 of $9,212,644 and $8,630,467 respectively.  The components of Costs of Revenues for the nine months ended September 30, 2008 each increased as a percentage of sales.   The Cost of sales-type leases was $18,788,902 or 51.1% of Revenues for the nine months ended September 30, 2008 compared to $10,511,766 or 45.3% of Revenues for the nine months ended September 30, 2007.  The Repossession and cancelled lease expense was $7,500,948 or 20.4% of Revenues for the nine months ended September 30, 2008 compared to $4,065,557 or 17.5% of Revenues for the nine months ended September 30, 2007. The Company recorded a bad debt expense of $1,260,361 for the nine months ended September 30, 2008 and none for the comparative period.    The increase in Cost of Revenues as a percentage of Revenues for the nine months ended September 30, 2008 over the comparative period ending September 30, 2007 reflects a more aggressive recognition of potential problems during the current tough economic times rather than problems with the underlying business.

General and Administrative expenses for the nine months ended September 30, 2008 amounted to $2,515,784.   For the nine months ended September 30, 2007 General and Administrative expenses amounted to $1,927,627 solely attributable to the continuing operations.

Interest Expense for the nine months ended September 30, 2008 and 2007 was $1,632,132 and $546,569 respectively.  The increase in 2008 resulted from the increase in the credit facility required to support the growing Sales-type leases booked by the Company.

Net earnings from operations, before the cumulative effect of the change in account principles and provision for income taxes, amounted to profit of $5,106,027 for the nine months ended September 30, 2008 and a net income of $6,198,741 for the nine months ended September 30, 2007.

The Company applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its interim financial statements for the nine months ended September 30, 2008. The application of SAB 108 resulted in a decrease of approximately $4,340,000 in Investment in Sales-Type Leases, an increase in Allowance for Doubtful Accounts of approximately $1,811,000 and a corresponding net increase in Total Cost of Revenues of $6,151,000 for the nine months ended September 30, 2008.

The Company has ceased all of the business formerly undertaken by Legacy Communications, and as of July 18, 2008 has disposed of all of the related assets and liabilities.

The Company recorded an income tax expense of $3,130,000for the nine months ended September 30, 2008 of which $2,750,000 and the corresponding deferred tax liability are in respect to the taxes which may become payable as a consequence of the Company no longer being eligible to elect to be taxed as an “S” Corporation under the IRS regulations. The Company has made its best estimate of the amounts that may become payable and the former shareholders of the "S" Corporation have undertaken to assist in minimizing the Company's exposure to such potential liabilities. There was no corresponding tax component for the nine months ended September 30, 2007 as the Company was operating as an “S” Corporation and as such all of the income or loss was attributed to its shareholders.

Cash flows from operations approximated net income (loss) for the nine months ended September 30, 2008 and 2007.  The Company has funded its operating deficits through debt financing, and the sale of $185,000 of 185,000 Series A Preferred Shares.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

We are evaluating the impact that recently adopted accounting pronouncements discussed in the notes to the financial statements will have on our financial statements but do not believe their adoption will have a significant impact.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to certain market risks primarily related to changes in interest rates.  The Company does not undertake any specific actions to limit these exposures at this time.

.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods.  Our Chief Executive Officer and our Principal Accounting and Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures.  The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.   As required by Rule 13a-15 under the Exchange Act, our management, including, our Chief Executive Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.  Based on that evaluation, management concluded that as of September 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act.  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A material weakness is any deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect all misstatements.  As of December 31, 2007, our management concluded that our internal control over financial reporting had material weaknesses relating to inadequate separation of duties between members of our management.  Management has made no changes in the company’s internal control over financial reporting during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

 We are not aware of any known or potential matters, although we may, from time to time, be party to certain legal proceedings and other various claims and lawsuits in the normal course of our business, which, in the opinion of management, are not material to our business or financial condition.

ITEM 2 - CHANGES IN SECURITIES

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

•
Issuance of warrants to purchase 2,100,000 shares at prices of $0.10, $0.50, $1.00, $1.50 and $2.00 per share to two consultants in connection with consulting agreements executed with Mint Texas as of July 18, 2008 and assumed by Mint Nevada on the closing date; and

•	Conversion of $78,548 in principal and $ 36,453 in accrued interest under outstanding promissory notes into 11,028,872 shares of Common Stock.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5 - OTHER INFORMATION

NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 None.

Item 6.  Exhibits.

Exhibit	Description

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)

32.2*	Certification required by Rule 13a-14(b)

*  Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MINT LEASING, INC.

Date: November 18, 2008	By: /s/ Jerry Parish Name: Jerry Parish Title: President and Chief Executive Officer

By: /s/ William L. Sklar Name: William L. Sklar Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer

32.1*	Certification required by Rule 13a-14(b)

32.2*	Certification required by Rule 13a-14(b)

•	Filed Herewith

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Jerry Parish  certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of The Mint Leasing,, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/  JERRY PARISH

Jerry Parish
Chief Executive Officer

November 18, 2008

Exhibit 31.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William L. Sklar certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of The Mint Leasing,, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/  WILLIAM L. SKLAR

William L. Sklar

Chief Financial Officer
 November 18, 2008

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Mint Leasing,  Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry Parish certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  /s/  JERRY PARISH

Jerry Parish

Chief Executive Officer
 November 18, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of The Mint Leasing,  Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Jerry Parish certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  WILLIAM L. SKLAR
William L. Sklar

Chief Financial Officer

 November 18, 2008