Form 10-K
period 2008-12-31
MINT LEASING INC
filed 2009-04-15
CIK 1124127

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to __________

Commission file number: 000-52051

THE MINT LEASING, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0579824
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

323 N. Loop West, Houston, Texas, 77008
(Address of principal executive offices)

(713) 665-2000
(Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer[ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller  reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

The issuer's revenues for the most recent fiscal year ended December 31, 2008 were $48,161,590.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on June 30, 2008, was approximately $188,743.

As of March 31, 2009, the issuer had 82,079,504 shares of common stock, $0.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [   ] No [X]

THE MINT LEASING, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2008
INDEX

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	34

PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K (THIS "FORM 10-K"), INCLUDING STATEMENTS UNDER "ITEM 1. BUSINESS," AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS", CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE MINT LEASING, INC. (THE "COMPANY", “MINT”, “MINT LEASING,” "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2008.

Corporate History:

The Mint Leasing, Inc. was incorporated in Nevada on September 23, 1997 as Legacy Communications Corporation.

Effective July 18, 2008, The Mint Leasing, Inc., a Texas corporation, which was incorporated on May 19, 1999, and commenced operations on that date (“Mint Texas”), a privately held company, completed the Plan and Agreement of Merger between itself and the Company (“Mint Nevada”), and the two shareholders of Mint Texas, pursuant to which Mint Nevada acquired all of the issued and outstanding shares of capital stock of Mint Texas.   In connection with the acquisition of Mint Texas, Mint Nevada issued 70,650,000 shares of common stock, 2,000,000 shares of Series B Convertible Preferred stock to the selling stockholders and owners of Mint Texas.   Consummation of the merger did not require a vote of the Mint Nevada shareholders.  As a result of the acquisition, the shareholders of Mint Texas own a majority of the voting stock of Mint Nevada as described below, Mint Texas is a wholly-owned subsidiary of Mint Nevada, and the Company (Mint Nevada) changed its name to The Mint Leasing, Inc.   No prior material relationship existed between the selling shareholders and Mint Nevada, any of its affiliates, or any of its directors or officers, or any associate of any of its officers or directors.  Effective on July 18, 2008, our former operations as a developer and purchaser of radio stations ceased and since that date our operations have solely been the operations of Mint Texas, our wholly-owned subsidiary.

Unless otherwise stated, or the context suggests otherwise, the description of the Company’s business operations below includes the operations of Mint Texas, the Company’s wholly-owned subsidiary.

The board of directors approved a one-for-twenty reverse stock split (the “Reverse Stock Split”) with respect to shares of common stock outstanding as of July 16, 2008. Unless otherwise stated, all share amounts listed herein retroactively affect the Reverse Stock Split.

As set forth in the Company’s Information Statement on Schedule 14C dated June 26, 2008, the Company adopted the Second Amended and Restated Articles of Incorporation and Amended Bylaws as of July 18, 2008.  The Company further amended the Second Amended and Restated Articles of Incorporation on July 18, 2008 to change the Company’s name from Legacy Communications Corporation to The Mint Leasing, Inc., effective as of July 21, 2008.

On February 17, 2009, we entered into an Engagement Agreement with Triumph Global Securities, Ltd. (“Triumph” and the “Engagement Agreement”).  Pursuant to the Engagement Agreement, we agreed that Triumph would be our exclusive financial advisor and placement agent.

Effective in July 2008, the Company designated Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, as described in greater detail below.

On or around January 6, 2009, the Company, entered into a renewal of its $33,000,000 line of credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”).  As of December 31, 2008, our outstanding balance under the credit facility, which bears interest at the prime rate plus 1.5%, subject to a floor of 5.25%, was $33,000,000, and as such, the Company is unable to borrow any additional amount under the credit facility as of the date of this filing.  The repayment of the credit facility is secured by a security interest over substantially all of the Company’s assets and leases, the personal guaranty of our Chief Executive Officer and Chairman, Jerry Parish and our Director, Victor Garcia, as well as $1,000,000 life insurance policies on Mr. Parish and Mr. Garcia.  Payments of interest and principal are due under the line of credit, beginning in May 2009, with the entire remaining balance of the line of credit due and payable on October 2, 2009.  Any amounts not paid under the line of credit when due accrue interest at the rate of 18% per annum. While the line of credit has been extended and increased by Sterling Bank in the past, there can be no assurance that Sterling Bank will agree to further extend or increase the line of credit.

Our credit facility with Sterling Bank, requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and Chairman fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.

Description of Business:

Mint Leasing is a company in the business of leasing automobiles, and fleet vehicles throughout the United States. Most of its customers are located in Texas and six other states in the Southeast. Despite this, Mint Leasing has partnerships with more than 150 dealerships within 17 states. The credit analysts at Mint Leasing review every deal individually, refusing to depend on a target “beacon score” to determine authorization for each deal and instead relying on a common-sense approach for deal approval.

Lease transactions are solicited and administered by the Company’s sales force and staff. Mint’s customers are primarily comprised of brand-name automobile dealers that seek to provide leasing options to their customers, many of whom would otherwise not have the opportunity to acquire a new or late-model-year vehicle.

The Industry

Because the ability to lease a car provides the average consumer with additional purchase options, the automobile leasing industry is rapidly expanding. The option to lease a vehicle is attractive to many consumers based upon poor credit history or lack of financial buying power.

The Company believes that as an economic investment, the automobile leasing industry is virtually “recession proof” – i.e., in a “down market”, leasing is an attractive option due to limited credit of potential customers for new cars. Additionally, in times of growth, the tax advantages can outweigh the purchase options for vehicles for many consumers.

Marketing and Promotion

The Company’s sales are principally accomplished through the Company’s sales force, which includes seven full-time employees. The Company’s primary marketing and sales strategy is to market to established repeat customers, most of whom are automobile dealers.

Strategic Partnerships

Mint Leasing currently offers leasing options with all major automobile manufacturers.

Industry Segment

With the average cost of new cars rising annually, it is becoming increasingly vital for consumers to understand the alternative financing options at their disposal. This is one of the core missions of Mint Leasing – to educate the average consumer about financing alternatives. It is imperative that consumers understand that by choosing to lease the vehicle, rather than purchase, they may reduce their risk and save money. Mint Leasing believes it provides consumers with the best of both worlds – the ability to drive their dream car, without having to spend more than they can afford. With car and housing prices at all time highs over the past decade, the auto leasing industry has increased in popularity.

Many consumers are choosing to lease vehicles due to a significant decline in their disposable incomes. During this decline, the Internal Revenue Service (“IRS”) made substantial changes to the tax structures associated with the purchasing and leasing of vehicles. These changes included the elimination of many tax deductions associated with purchasing a car (some of which the new administration has recently taken steps to re-implement), and the inclusion of many tax deductions for leasing. Thus, the IRS has recently provided tax benefits to the lessee that were not available to an owner of an automobile, which have partially led to the increase in leases in the future. Since those tax laws were changed, leasing has enjoyed a steady increase in popularity over the past decade, the popularity of which has only recently declined as a result of the recent credit crunch and economic downturn.   However, as stated below, the Company believes that its leasing options, which appeal to those consumers who are unable to obtain a traditional dealership lease will be positively affected by the recent decline in dealer leases and leasing options.

The Benefits of an Auto Lease

Mint Leasing maintains two significant, distinct client sectors – (1) The Franchise Dealer and the (2) Individual Consumer.

The Franchise Dealer

The Chief Executive Officer and Chairman of Mint Leasing, Jerry Parish, has been a part of the automobile industry for most of his adult life. It is through his knowledge, reputation and expertise that Mint Leasing has forged hundreds of partnerships with dealers across the United States.

Mint Leasing maintains these relationships with dealerships based on the Company’s innovative lease structure. By partnering with Mint Leasing, dealers are provided the opportunity to attract consumers who would otherwise fail to meet their financing standards. We believe that this availability permits franchise dealers to increase their client base, move inventory, and reduce the risk of default, resulting in an increase in profit. In addition to these benefits, Mint Leasing provides a unique payment structure which we believe actually increases the dealer’s profit in the sale.  Upon verification of a consumer’s lease, Mint Leasing will purchase the vehicle the consumer desires to lease directly from the dealer for $1,000 OVER the dealer’s cost in the vehicle and will pay the dealership’s Finance Manager a $300 referral payment.  The newly purchased vehicle, which is owned by Mint Leasing, will then be leased by Mint Leasing directly to the consumer as described in greater detail below.

We believe these benefits provide Franchise Dealer’s with an ideal partnership with Mint Leasing.

The Individual Consumer

While the Company’s primary customer is the franchise dealer, Mint Leasing also maintains a financial relationship with the consumer/lessee of the vehicle. The benefits of offering leasing alternatives are clear for the dealer – leasing provides yet another option for consumers looking to purchase (or lease) a new vehicle. The benefits to the consumer are less clear.

We believe that the choice to lease always provides one automatic benefit to the consumer – the lack of initial cash expenditure. With leasing there is normally a small amount of cash necessary to “close the deal”. At Mint Leasing, the necessity of a “down payment” is determined by the customer’s credit score. As with most terms, a Mint Leasing lease can be structured to meet the individual consumer’s needs. Also, the tax benefits of an auto lease greatly exceed those of a loan. With an auto loan, the buyer is typically required to pay the sales tax up front in a lump sum. However, with an auto lease the lessee is permitted to amortize the sales tax over the course of the lease, thereby reducing the up front costs.

Additionally, the availability of financing is critical to the sales of both used and new cars. Americans overwhelmingly choose to, or need to, finance the purchase of automobiles to cover the majority, if not all, of the sales price.

Role of Traditional Lending at a Dealership

Typically, auto financing is arranged through the dealer at the time of the car purchase. Most car dealers provide financing through a wide variety of banks, manufacturer finance subsidiaries and independent finance companies who lend to prime customers. The dealer is typically compensated by the financier through a fee based on the difference between the amount provided by the institution and the loan negotiated with the customer. In the case of high-risk and sub-prime sources, the dealer may, in fact, have to pay a discount in order to place the loan.

The Advantages of Mint Leasing

Mint Leasing offers a different approach to auto financing. Mint Leasing doesn’t rely on Finance Managers and salesman to verify customers’ applications. Mint Leasing relies on their trained, experienced credit analysts to verify every transaction.

Mint Leasing has entered into financial relationships with over 150 dealerships as a premier source for outside financing. Because the terms have been pre-negotiated, Mint Leasing is able to quickly and efficiently respond to the customer’s immediate needs.

As a partner with the dealership, the finance manager/sales consultant can enter the application information into the sales office computer while sitting beside the customer. The application is then instantly transmitted to Mint Leasing for approval. Approvals are displayed instantly, allowing the franchise dealer to quickly close the transaction.

Rather than rely on a weighted average credit score, Mint Leasing chooses to apply a common sense approach to financing. While the customer’s credit score is taken into account, there is no minimum, or “beacon score” to determine approval. However, Mint Leasing does recognize the inherent risk in lending to non-prime or sub-prime borrowers.

To combat this risk, Mint Leasing looks at all relevant financial indicators to determine approval. These indicators may include, but are not limited to:

• Ownership;
• Necessary monthly payments;
• Job history; and
• Reasonableness.

Mint Leasing offers quality, affordable leasing to at-risk borrowers to provide customers with the freedom associated with a vehicle. Because of this mission, the Company employs a “reasonableness” test to determine the fitness of the transaction. Mint Leasing relies on the decades of experience within its staff to determine the character of the lease application. This standard ensures that every transaction is approved or disapproved by a person, and not a computer.

Independence

Mint Leasing maintains a relationship with every major automobile manufacturer. Because of this, Mint Leasing is able to retain an autonomous, independent relationship with its dealers and work directly with the finance department to provide fair leasing options.

The Mint Leasing Transaction

As mentioned previously, the true Mint Leasing customer is the Franchise Dealer. Mint Leasing has a pre-negotiated relationship with every partnered dealer. The leasing transaction begins when the customer chooses a vehicle, applies for financing and is initially rejected by a partnered dealership’s traditional in-house finance options. Upon rejection, the customer’s application is electronically referred to Mint Leasing for approval by the dealership.

Once the credit application has been received by Mint Leasing, the Company has three options:

(1) approval of the application “as is”;
(2) reject the application; or
(3) to conditionally accept.

While Mint Leasing boasts a 95% approval rating, the majority of applications are conditionally approved. An application is “conditionally accepted” when an applicant meets some, but not all of Mint Leasing’s standards. To reach the threshold required, the Company may alter the terms of the lease by increasing the down payment requirement or shortening the number of monthly payments. Thus, Mint Leasing may impose “conditions” on approval.

Upon approval or conditional acceptance, Mint Leasing will then conduct its own “Post Verification” process. During post verification, Mint Leasing will independently verify that the information provided by the customer on their credit application is correct. Mint Leasing’s credit analysts will confirm income, employment information and residence. The Company believes that the Post Verification is a competitive advantage that sets Mint Leasing apart from the majority of its competitors. By Post Verifying credit applications, Mint Leasing reduces the risk of default by the customer, and thus reduces the number of repossessions.

Post Verification

After the post verification process is complete, Mint Leasing provides all of the services necessary to complete the transaction:

• Mint Leasing collects all payments and ensures that the customer complies with the terms of their lease.

• To again reduce the risk of default, Mint Leasing does not accept personal checks. This is another competitive advantage of Mint Leasing’s business plan.

• By eliminating the risk of checks being returned for insufficient funds, Mint Leasing can more accurately assume that every payment made is valid.

After the Lease Term

At the end of the lease, the lessee has 2 options:

• Return the vehicle to Mint Leasing - If the vehicle is returned to Mint Leasing, the Company will place the car in its inventory for sale; or

• Pay the residual value of the automobile and buy the vehicle - This option to buy the vehicle is another advantage to leasing.

The customer, who at the beginning of the lease was in a poor position to purchase, has likely now built up his or her credit history and can qualify as an owner.

In the event of a Customer Default

Mint Leasing will pursue collection actions which include, but are not limited to, repossession of the vehicle and lawsuits to obtain judgments to collect defaulted payments.

The Leasing Model

Typically, a dealership will increase, or “mark up”, a vehicle for sale or lease over their cost (investment) in the vehicle, thus guaranteeing a profit on the transaction. This sales price is the Manufacturer’s Suggested Retail Price (“MSRP”).

Upon lease approval, and as a benefit to their partner dealerships, Mint Leasing offers two unique dealer incentives. First, Mint Leasing will purchase the vehicle for $1,000.00 more than the dealer’s cost (note, this is generally significantly lower than the MSRP which is provided to customers). As an additional incentive, the Company will pay the referring Finance Manager a $300 bonus.

We believe that these fixed-fee commissions are a competitive advantage for Mint Leasing as the Company solidifies its reputation with the dealer, and encourages referrals by guaranteeing that dealerships will increase their profit. As an additional guarantee, Mint Leasing promises to pay this fixed fee commission within 48 hours of receipt of clean title.

Terms of Contract with Buyer

The terms of the Mint Leasing lease are traditional and fair – Mint Leasing will enter into a lease agreement with the lessee which outlines the required down payment, length of the lease and amount of monthly payments.

As most leases are “conditionally approved”, a down payment ranging from 15-30% of the MSRP of the vehicle is required at the time the customer enters into the lease with Mint Leasing, and the lessee will then enter into a vehicle lease with the Company, typically 36 to 72 months in length. At the end of the lease, the customer may purchase the vehicle for the residual value of the car. All residual values are determined through the Auto Leasing Guide (ALG) valuation.

Mint Leasing’s Initial Investment

Thus, at the beginning of the lease, Mint Leasing has an initial investment in the lease of:

o (Cost of vehicle) +
o ($1000 bonus to dealer) +
o ($300 to finance manager for referral) –
o LESS (Customer’s down payment of 20%)

Example of Financial Model for Lease Transaction:

Dealership's Sales Price	$18,000

Dealership's Cost in vehicle	$12,000
Mint Leasing purchase price for vehicle $13,000
Payment to Finance Manager	$300
Total owed to Dealership	$13,300

Mint Leasing's Investment in Vehicle	$13,300
20% Down payment from Customer	$(3,600	)*
Net Investment of Mint Leasing
at Beginning of Lease	$9,700
Example 36 Month Lease with $400 monthly
payments	$14,400
Profit if customer returns vehicle	$4,700

Purchase price for vehicle (example
residual value) after lease term	$3,250
Profit after Lease, with sale	$7,950

* Representing 20% of the dealership’s MSRP, not the price at which Mint Leasing purchased the vehicle.

In the event the lessee does not purchase the vehicle after the lease term, Mint Leasing will sell the vehicle.

Example of Mint Leasing's Financial Model

Repossession Rate

The Mint Leasing experiences some of the most favorable repossession rates in the industry, currently approximately 16%. The reason for this low repossession rate can be attributed to the aggressive due diligence performed by key staff within the Company. Additionally, Mint Leasing’s low residual valuations, which never exceed 25% of the dealer’s purchase price, are also a significant factor in producing such low repossession rates.

Marketing and Advertising:

The Company markets its leasing products through its partnerships with dealerships and representatives in such dealerships.  The Company also advertises it vehicles on Autotrader.com, ebay.com and on the radio. The Company’s advertising costs for the year ended December 31, 2008 totaled $25,631 and advertising costs for the year ended December 31, 2007 totaled $34,985.

Competition:

The automobile leasing industry is highly competitive. The Company currently competes with several larger competitors such as Americredit Corp. and Americas Car Mart. Although we believe that our services compare favorably to our competitors, the Company can make no assurance that it will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products and services, will not arise. In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on the Company’s business, results of operations and financial condition.

Dependence on One or a Few Major Customers:

Mint Leasing does not depend on a few major customers for its revenues.  As stated above, it has partnerships with over 100 dealerships and has over approximately 2,400 current leasing customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company maintains a website at www.mintleasing.com, which contains information the Company does not desire to be incorporated by reference into this report.  The Company also maintains a lessor license and a dealer license.

Number of Total Employees and Number of Full-Time Employees

The Company currently employs 31 full-time employees, of which 7 employees are in the Company’s sales department.

ITEM 1A. RISK FACTORS

Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in our Company. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent. The Company's business is subject to many risk factors, including the following:

We Will Need Additional Financing To Continue Our Business Plan And Repay Our Outstanding Credit Facility With Sterling Bank.

Our credit facility with Sterling Bank in the amount of $33,000,000 was extended on or around January 6, 2009.  As of December 31, 2008, our outstanding balance under the credit facility, which bears interest at the prime rate plus 1.5%, subject to a floor of 5.25%, was $33,000,000, and as such, the Company is unable to borrow any additional funds under the credit facility as of the filing of this report.  The repayment of the credit facility is secured by a security interest over substantially all of the Company’s assets and leases, the personal guaranty of our Chief Executive Officer and Chairman, Jerry Parish and our Director, Victor Garcia, as well as $1,000,000 life insurance policies on Mr. Parish and Mr. Garcia.  Payments of interest and principal are due under the line of credit, beginning in May 2009, with the entire remaining balance of the line of credit due and payable on October 2, 2009.  Any amounts not paid under the line of credit when due accrue interest at the rate of 18% per annum. While the line of credit has been extended and increased by Sterling Bank in the past, there can be no assurance that Sterling Bank will agree to further extend or increase the line of credit.

The availability of our credit facility and similar financing sources depends, in part, on factors outside of our control, including the availability of bank liquidity in general. The current disruptions in the capital markets have caused banks and other credit providers to restrict availability of new credit facilities and require more collateral and higher pricing upon renewal of existing credit facilities, if such facilities are renewed at all. Accordingly, as our existing credit facility matures, we likely will be required to provide more collateral in the form of finance receivables or cash to support borrowing levels which will affect our financial position, liquidity, and results of operations. In addition, higher pricing would increase our cost of funds and adversely affect our profitability.

As such, and because we do not have sufficient cash on hand to repay the credit facility, may not have sufficient funds on hand to make payments of interest and principal under the credit facility in May 2009, and do not believe that we will have sufficient cash on hand to repay the credit facility on October 2, 2009, we will need to further extend the credit facility and/or seek alternative financing to repay such credit facility.  Additionally, in the future, we may need additional credit to support our operations, which credit may not be available from Sterling Bank.  We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we choose to raise additional capital through the sale of debt or equity securities, such sales may cause substantial dilution to our existing shareholders.  If we are not able to raise the capital necessary to repay the line of credit, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities, which could cause any investment in the Company to become worthless.

Our Credit Facility Requires Us To Observe Certain Covenants, And Our Failure To Satisfy Such Covenants Could Render Us Insolvent.

Our credit facility with Sterling Bank, requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: we make timely payments of principal and interest under the credit facility; our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and Chairman fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.

Subject to notice and cure period requirements where they are provided for, any unwaived and uncured breach of the covenants applicable to our debt with Sterling Bank could result in acceleration of the amounts owed and the cross-default and acceleration of indebtedness owing to other lenders, which default could cause the value of our securities to decline in value or become worthless.

We Rely Heavily On Jerry Parish, Our Chief Executive Officer and Chairman, And If He Were To Leave, We Could Face Substantial Costs In Securing A Similarly Qualified Officer and Director.

Our success depends upon the personal efforts and abilities of Jerry Parish, our Chief Executive Officer and Chairman. Our ability to operate and implement our business plan and operations is heavily dependent on the continued service of Mr. Parish and our ability to attract and retain other qualified employees.

We face continued competition for such employees, and may face competition for the services of Mr. Parish in the future. We currently have $1,000,000 of key man insurance on Mr. Parish.  We do however have a three-year employment agreement with Mr. Parish, through our wholly-owned subsidiary, Mint Texas, which expires on July 10, 2011.  Mr. Parish is our driving force and is responsible for maintaining our relationships and operations. We cannot be certain that we will be able to retain Mr. Parish and/or attract and retain qualified employees in the future. The loss of Mr. Parish, and/or our inability to attract and retain qualified employees on an as-needed basis could have a material adverse effect on our business and operations.

The Company Has Established Preferred Stock Which Can Be Designated By The Company's Board Of Directors Without Shareholder Approval And Has Established Series A and Series B Preferred Stock, Which Gives The Holders Majority Voting Power Over The Company.

The Company has 20,000,000 shares of preferred stock authorized, and 185,000 shares of Series A Convertible Preferred Stock and 2,000,000 shares of Series B Convertible Preferred Stock designated.  As of the filing date of this report, the Company has no Series A Convertible Preferred Stock shares issued and outstanding and 2,000,000 Series B Convertible Preferred Stock shares issued and outstanding, which shares are held by the Company’s Chief Executive Officer and Chairman, Jerry Parish.  The Company’s Series A Convertible Preferred Stock allow the holder to vote 200 votes each on shareholder matters and Series B Convertible Preferred Stock shares allow the holder to vote a number of voting shares equal to the total number of voting shares of the Company’s issued and outstanding stock as of any record date for any shareholder vote plus one additional share.  As a result, due to Mr. Parish’s ownership of the Series B Convertible Preferred Stock shares, he has majority control over the Company.  Mr. Parish also holds voting rights to approximately 86.1% of the Company’s outstanding common stock.

Additional shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have distinctive designation or title as shall be determined by the Board of Directors of the Company ("Board of Directors") prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company's shareholders, shareholders of the Company will have no control over what designations and preferences the Company's preferred stock will have. As a result of this, the Company's shareholders may have less control over the designations and preferences of the preferred stock and as a result the operations of the Company.

Jerry Parish, Our Chief Executive Officer And Chairman, Can Exercise Voting Control Over Corporate Decisions.

Jerry Parish beneficially holds voting control over 2,000,000 Series B Convertible Preferred Stock shares and approximately 86.1% of the Company’s outstanding common stock.  As a result, Mr. Parish will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Parish may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

We Have A Limited Operating History As A Public Company Upon Which You Can Assess Our Prospects And We Are Subject To The Risks Associated With Any New Public Company.

As a result of our short history of operations as a public company, there is little historical information regarding our operations upon which you can base your investment decision. In addition, we are subject to all of the business risks and uncertainties associated with any newly public business enterprise.   Additionally, our management has limited experience operating a public company.   As such, our Company may not be able to continue to meet its continued filing requirements and may be late in its periodic filings, which late filings may cause the Company to be delisted from the Over-The-Counter Bulletin Board.  If this were to happen, any investment in the Company could become devalued or worthless.

Our Growth Will Place Significant Strains On Our Resources.

The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources.  Furthermore, assuming the Company receives additional contracts, and obtains additional partners, it will be required to manage multiple relationships with various customers and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its contracts, partnerships and employees. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company will be able to achieve the rapid execution necessary to successfully offer its services and continue its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its business, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

Our Quarterly and Annual Results Could Fluctuate Significantly.

The Company's quarterly and annual operating results could fluctuate significantly due to a number of factors. These factors include the number and range of values of the transactions that might be completed each quarter, fluctuations in the values of and number of our leases, the timing of the recognition of gains and losses on such leases, the degree to which we encounter competition in our markets, as well as other general economic conditions. As a result of these factors, quarterly and annual results are not necessarily indicative of the Company's performance in future quarters and future years.

A Prolonged Economic Slowdown Or A Lengthy Or Severe Recession Could Harm Our Operations, Particularly If It Results In A Higher Number Of Customer Defaults.

The risks associated with our business are more acute during periods of economic slowdown or recession, such as the one we are currently in, because these periods may be accompanied by loss of jobs as well as an increased rate of delinquencies and defaults on our outstanding leases. These periods may also be accompanied by decreased consumer demand for automobiles and declining values of automobiles, which weakens our collateral coverage with our financing source. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed or resale automobiles may be sold or delay the timing of these sales. Additionally, higher gasoline prices, unstable real estate values, reset of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit or other factors that impact consumer confidence or disposable income, and could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values on certain types of automobiles. If the current economic slowdown continues to worsen, our business could experience significant losses and we could be forced to curtail or abandon our business operations.

Inclement Weather Can Adversely Impact The Company’s Operating Results.

The occurrence of weather events, such as rain, snow, wind, storms, hurricanes, or other natural disasters, adversely affecting consumer traffic at the dealerships with whom the Company has partnership agreements in place, could in turn decrease the number of the Company’s customers and could negatively impact the Company’s operating results.

An Interruption In or Breach of Our Information Systems May Result In Lost Business and Increased Expenses.

We rely heavily upon communications and information systems to conduct our business. Any failure, interruption or breach in security of or damage to our information systems or the third-party information systems on which we rely could prevent us from conducting our business operations and/or if such failure resulted in the release of non-public and confidential information, could make us subject to litigation or actions for damages.

The Inability To Attract And Retain Qualified Employees Could Significantly Harm Our Business.

We continually need to attract, hire and successfully integrate additional qualified personnel in an intensely competitive hiring environment in order to manage and operate our business. The market for skilled management, professional and loan servicing personnel is highly competitive. Competition for qualified personnel may lead to increased hiring and retention costs. If we are unable to attract, successfully integrate and retain a sufficient number of skilled personnel at manageable costs, it will harm our business, results of operations and financial condition.

There Are Risks That We Will Not Be Able To Implement Our Business Strategy.

Our financial position, liquidity, and results of operations depend on our management’s ability to execute our business strategy. Key factors involved in the execution of the business strategy include achieving the desired leasing volume, the use of effective credit risk management techniques and strategies, implementation of effective lease servicing and collection practices, and access to significant funding and liquidity sources. Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity, and results of operations.

The Company’s Target Consumer Base Is Inherently at High Risk for Defaults and Delinquencies.

A substantial portion of our leases involve at-risk borrowers which do not meet traditional dealership’s qualifications for leases.  While we take steps to reduce the risks associated with such customers, including post-verification of the information in their lease applications and requiring down-payments of approximately 20% of the MSRP of the vehicles we lease, such customers are associated with higher-than-average delinquency and default rates. As such, no assurance can be given that our methods for reducing risk will be effective in the future. In the event that we underestimate the default risk or under-price or under-secure leases we provide, our financial position, liquidity, and results of operations would be adversely affected, possibly to a material degree.

The Company May Experience Write-Offs for Losses and Defaults, Which Could Adversely Affect Its Financial Condition And Operating Results.

From time to time, the Company has to recognize losses resulting from the inability of certain customers to pay lease costs and the insufficient realizable value of the collateral securing such leases. Additional losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date.   If these losses were to occur in significant amounts, our financial position, liquidity, and results of operations would be adversely affected, possibly to a material degree.

If We Are Late In Filing Our Quarterly Or Annual Reports With The Sec, We May Be De-Listed From The Over-The-Counter Bulletin Board.

Under Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer who fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period are de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we were late in filing our Form 10-K for the year ended December 31, 2007, if we are late in filing a periodic report two times in any subsequent twelve (12) month period after the filing of this report, or three times in any subsequent twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

We Incur Significant Costs As A Result Of Operating As A Fully Reporting Company In Connection With Section 404 Of The Sarbanes Oxley Act, And Our Management Is Required To Devote Substantial Time To Compliance Initiatives.

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

There Is Currently Only A Limited Market For Our Common Stock, And The Market For Our Common Stock May Continue To Be Illiquid, Sporadic And Volatile.

There is currently only a limited market for our common stock, and as such, we anticipate that such market will be illiquid, sporadic and subject to wide fluctuations in response to several factors moving forward, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues;

(3)	the number of shares in our public float;

(4)	increased competition; and

(6)	conditions and trends in the market for automobiles and vehicle leasing.

Furthermore, because our common stock is traded on the Over-The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our common stock). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.

Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

ITEM 2. PROPERTIES

The Company leases approximately 6,000 square feet of office space from its President and majority shareholder, a related party, at the rate of $20,000 per month.  The lease expires on July 31, 2011, subject to the Company's right to five additional one year extensions.  Any extensions under the lease shall be at a monthly rental cost mutually agreeable by the parties.  The payment of the rental costs due under the lease is secured by a lien on all of the Company's goods and personal property located within the leased premises.

ITEM 3. LEGAL PROCEEDINGS

As a consumer leasing company, we may be subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of applicants. Some litigation against us could take the form of class action complaints by consumers. Through our partnership with various automobile dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company had no matters submitted to a vote of security holders during the fiscal quarter ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The common stock of The Mint Leasing, Inc. commenced trading on the OTC Bulletin Board under the symbol “LGCC” on August 14, 2006.  Effective July 21, 2008, we changed our name and the trading symbol became “MLES”. The following table sets forth the high and low trading prices of one (1) share of our common stock for each fiscal quarter over the past two fiscal years. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.  The values listed below retroactively affect our 1:20 reverse stock split which was effective as of July 18, 2008.

QUARTER ENDED	HIGH	LOW

December 31, 2008	$1.98	$1.01
September 30, 2008	$5.00	$0.60
June 30, 2008	$1.00	$0.40
March 31, 2008	$0.80	$0.60

December 31, 2007	$0.60	$0.60
September 30, 2007	$4.80	$0.60
June 30, 2007	$10.20	$3.20
March 31, 2007	$4.00	$2.60

As of March 24, 2009, we had 82,079,504 shares of common stock issued and outstanding held by approximately 75 shareholders of record; no shares of Series A Convertible Preferred Stock issued and outstanding and 2,000,000 shares of Series B Convertible Preferred Stock issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

Common Stock

Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Series A Convertible Preferred Stock

The Company’s Series A Convertible Preferred Stock shares (the “Series A Stock”) allow the holder to vote a number of voting shares equal to two hundred shares for each share of Series A Stock held by such Series A Stock shareholder.  The Series A Stock has a liquidation preference over the shares of common stock issued and outstanding equal to the stated value of such shares, $1.00 per share multiplied by 12.5%.  The Series A Stock are convertible at the option of the holder into 200 shares of common stock for each share of Series A Stock issued and outstanding, provided that no conversion shall be allowed if the holder of such Series A Stock would own more than 4.99% of the Company’s common stock upon conversion.

No amendment to the Company’s Series A Stock shall be made while such Series A Stock is issued and outstanding to amend, alter or repeal the Articles of Incorporation or Bylaws of the Company to adversely effect the rights of the Series A Stock holders; authorize or issue any additional shares of preferred stock; or effect any reclassification of the Series A Stock unless a majority of the outstanding Series A Stock vote to approve such modification or amendment.

Series B Convertible Preferred Stock

The Company’s Series B Convertible Preferred Stock shares (the “Series B Stock”) allow the holder to vote a number of voting shares equal to the total number of voting shares of the Company issued and outstanding as of any record date for any shareholder vote plus one additional share.  The Series B Stock has a liquidation preference over the shares of common stock issued and outstanding.  The Series B Stock are convertible at the option of the holder with 61 days notice to the Company into 10 shares of common stock for each share of Series B Stock issued and outstanding, which conversion rate may be increased by the Company’s Board of Directors from time to time as provided in the Series B Stock designation.

No amendment to the Company’s Series B Stock shall be made while such Series B Stock is issued and outstanding to amend, alter or repeal the Articles of Incorporation or Bylaws of the Company to adversely effect the rights of the Series B Stock holders; authorize or issue any additional shares of preferred stock; or effect any reclassification of the Series B Stock unless a majority of the outstanding Series B Stock vote to approve such modification or amendment.

EQUITY COMPENSATION PLAN INFORMATION

On June 26, 2008, the Board of Directors adopted, and on July 18, 2008 the stockholders approved, the 2008 Directors, Officers, Employees and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”).  Under the Plan, the Board of Directors (or a committee thereof) may grant options, warrants or restricted or unrestricted shares of the Company’s common stock or preferred stock to its Directors, officers, employees or consultants.

The following table provides information as of December 31, 2008 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	2,100,000	$2.91	22,900,000
Equity compensation plans not approved by the security holders	-	-	-
Total	2,100,000	$2.91	22,900,000

SALES OF UNREGISTERED SECURITIES DURING THE QUARTER ENDED DECEMBER 31, 2008

Effective in December 2008, the Company granted 100,000 stock options at an exercise price of $1.01 per share, to William Sklar, for services rendered.  The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended for the above issuance, since the foregoing did not involve a public offering, the recipient took the securities for investment and not resale and we took appropriate measures to restrict transfer.

SALES OF UNREGISTERED SECURITIES SUBSEQUENT TO THE QUARTER ENDED DECEMBER 31, 2008

On February 9, 2009, the Company entered into a consulting agreement with ATG Capital Solutions, Inc. to provide investor relations and public relations services to broaden the Company’s presence in the public markets. In connection with the ATG Capital Solutions, Inc., consulting agreement, the Company issued 150,000 unregistered shares of common stock of the Company, which shares the Company is currently in the process of cancelling.  The shares have not however been cancelled to date, and as such, are included in the number of issued and outstanding shares disclosed throughout this report. The issuance of the shares to the consultant was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act and Rule 506 of Regulation D thereunder because the offering and sale of the shares did not involve a public offering.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes.  These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances.  There can be no assurance that actual results will conform to the Company’s estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time.  The following policies are those the Company believes to be the most sensitive to estimates and judgments.  The Company’s significant accounting policies are more fully described in Note 2 to our consolidated financial statements.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the remainder of fiscal 2009, we plan to continue investing to support our long-term growth initiatives. We plan to partner with new dealerships, enter new markets and further expand our presence in existing markets.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008, COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

For the year ended December 31, 2008, revenues were $50,029,292, compared to $30,238,499 for the year ended December 31, 2007, an increase of $19,790,793 or approximately 65% from the prior period.  For the year ended December 31, 2008, revenues from sales-type leases, net increased $16,241,601 or 59% to $43,778,599 for the year ended December 31, 2008, from $27,536,998 for the year ended December 31, 2007.  Revenues from amortization of unearned income related to sales-type leases increased $3,549,192 or 132% to $6,250,693 for the year ended December 31, 2008, from $2,701,501 for the year ended December 31, 2007.

The increase in revenues from sales-type leases, net was principally due to the Company’s expansion into new markets during fiscal 2008, versus 2007.

The increase in revenues due to amortization of unearned income related to sales-type leases was principally due to an increased number of leases during fiscal 2008 compared to 2007, mainly due to the Company’s expansion into new markets during 2008.

Cost of Revenues increased $11,544,360 or 50% to $34,480,638 for the year ended December 31, 2008, compared to $22,936,278 for the year ended December 31, 2007.  Cost of revenues related to cost of sales-type leases increased $9,131,729 or 61% to $24,045,860 for the year ended December 31, 2008 compared to $14,914,131 for the year ended December 31, 2007.  Cost of revenues related to cost of sales-type leases increased principally due to the increase in revenues.  Cost of revenues associated with repossession and cancelled lease expense increased $2,412,631 or 30% to $10,434,778 for the year ended December 31, 2008 compared to $8,022,147 for the year ended December 31, 2007.  Cost of revenues associated with repossession and cancelled lease expense increased principally due to the increase in the number of leases outstanding during fiscal 2008, compared to 2007, which in turn led to increased repossessions and cancellations.

Gross profit increased $8,246,433 or 113% to $15,548,654 for the year ended December 31, 2008 compared to $7,302,221 for the year ended December 31, 2007.  Gross profit increased largely due to the 65% increase in total revenue which was offset by the 31% increase in total cost of revenues.

Gross profit as a percentage of revenues was approximately 31% for the year ended December 31, 2008 compared to 24% for the year ended December 31, 2007.  The increase in gross profit as a percentage of revenues is primarily attributable to an increase in revenues and amortization of unearned income.

General and administrative expenses were $4,664,898 and $2,664,871, for the years ended December 31, 2008 and December 31, 2007, respectively, constituting an increase of $2,000,027 or approximately 75% from the prior period.  The increase in general and administrative expenses was due to mainly to expenses associated with the Company being a public company and the Company’s public company reporting obligations, including legal fees and accounting fees.

Income before other income from continuing operations was $10,883,756 and $4,637,350, for the years ended December 31, 2008 and December 31, 2007, respectively, resulting in an increase of $6,246,406 or 135% from the prior period.  The increase in income before other expense from continuing operations was due to an increase in revenues and amortization of unearned income.

Other expense was $2,063,997 and $841,284 for the years ended December 31, 2008 and December 31, 2007, respectively.  Other expense for 2008 included interest expense of $2,108,991 offset by other income of $44,994.   Other expense for the year ended December 31, 2007, included interest expense of $906,940 and other income of $65,656.  The main reason for the $1,202,051 or 132% increase in interest expense for the year ended December 31, 2008, compared to the year ended December 31, 2007, was increased borrowing under our line of credit with Sterling Bank.

The Company had income before cumulative effect of change in accounting principle and income tax provision of $8,819,759 for the year ended December 31, 2008 compared to $3,796,066 for the year ended December 31, 2007, an increase from the prior period of $5,023,693 or 132%.

The Company had cumulative effect on prior years of changing the method of determination of allowance for doubtful accounts of $4,812,471 for the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007.

The Company had income before tax of $4,007,288 for the year ended December 31, 2008 compared to $3,796,066 for the year ended December 31, 2007.  The increase in income before tax of $211,222 or 5.6% from the prior period is principally due to the cumulative effect on prior years of changing the method of determination of allowance for doubtful accounts of $4,812,471 during the year ended December 31, 2008, which was not represented during the year ended December 31, 2007.

The Company had provision for income tax of $1,476,164 for the year ended December 31, 2008, compared to provision for income tax of $0 for the year ended December 31, 2007.

The Company had net income of $2,531,124 for the year ended December 31, 2008, compared to net income of $3,796,066 for the year ended December 31, 2007, a decrease in net income of $1,264,942 or 33% from the prior period.  The main reason for the decrease in net income was the cumulative effect on prior years of changing the method of determination of allowance for doubtful accounts of $4,812,471 during the year ended December 31, 2008, the $2,000,027 or 75% increase in general and administrative expenses and the $11,544,360 increase in cost of revenues, and the $1,476,164 provision for income tax, which was not sufficiently offset by the $19,790,793 or 65% increase in total revenues for the year ended December 31, 2008, compared to the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $47,569,478 as of December 31, 2008, which included cash and cash equivalents of $880,979, investment in sales-type leases, net of $45,632,963, vehicle inventory of $854,950, property and equipment, net of $121,316 and other assets of $79,270.

We had total liabilities as of December 31, 2008 of $35,332,507, which included $449,880 of accounts payable and accrued liabilities, $33,000,000 of amount due under our credit facility with Sterling Bank (described in greater detail below), $1,447,327 of deferred income taxes and $435,300 of notes payable to related parties.

We had total working capital of $12,236,971 as of December 31, 2008.

On or around January 6, 2009, the Company, entered in a renewal of its $33,000,000 line of credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”).  As of December 31, 2008, our outstanding balance under the credit facility, which bears interest at the prime rate plus 1.5%, subject to a floor of 5.25%, was $33,000,000, and as such, the Company was unable to borrow any additional funds under the credit facility as of the filing of this report.  The repayment of the credit facility is secured by a security interest over substantially all of the Company’s assets and leases, the personal guaranty of our Chief Executive Officer and Chairman, Jerry Parish and our Director, Victor Garcia, as well as $1,000,000 life insurance policies on Mr. Parish and Mr. Garcia.  Payments of interest and principal are due under the line of credit, beginning in May 2009, with the entire remaining balance of the line of credit due and payable on October 2, 2009.  Any amounts not paid under the line of credit when due accrue interest at the rate of 18% per annum. While the line of credit has been extended and increased by Sterling Bank in the past, there can be no assurance that Sterling Bank will agree to further extend or increase the line of credit.

Our credit facility with Sterling Bank, requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and Chairman fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.

We had net cash used in operating activities of $12,274,831 for the year ended December 31, 2008, which was mainly due to an increase of $16,452,433 of net investment in sales-type leases and a decrease of $640,619 of accounts payable and accrued liabilities, offset by $2,531,124 of net income and increases of $1,447,327 of deferred income taxes and $631,823 of allowance for doubtful accounts.

We had $13,769 of net cash used in investing activities for the year ended December 31, 2008, which was solely due to purchase of property, plant and equipment.

We had $12,617,397 of net cash provided by financing activities for the year ended December 31, 2008, which included $12,959,566 of line of credit net change and $73,598 of proceeds from notes payable, offset by $415,767 of distributions to shareholders.

We have no current commitment from our officers and directors or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to increase revenues from operations, to raise additional capital from conventional sources and/or additional sales of stock in the future, and/or if we are unable to extend or repay our line of credit with Sterling Bank, we may be forced to curtail or cease our operations. In the future, we may be required to seek additional capital by selling debt or equity securities. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Mint Leasing, Inc. (formerly Legacy Communications Corporation)
Consolidated Financial Statements
For The Years Ended December 31, 2008 and 2007

The Mint Leasing, Inc.
(Formerly Legacy Communications Corporation)
CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
The Mint Leasing, Inc.
(formerly Legacy Communications Corporation)
Houston, Texas

We have audited the accompanying consolidated balance sheet of The Mint Leasing, Inc. (formerly Legacy Communications Corporation) and subsidiary as of December 31, 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Mint Leasing, Inc. (formerly Legacy Communications Corporation) and subsidiary as of December 31, 2008, and the results of their operations and their cash flows for year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment about the effectiveness of The Mint Leasing, Inc.’s (formerly Legacy Communications Corporation) internal control over financial reporting as of December 31, 2008 and, accordingly, we do not express an opinion thereon.

HJ & Associates, LLC
Salt Lake City, Utah
April 14, 2009

PRATHER KALMAN, PC.
CERTIFIED PUBLIC ACCOUNTANTS
CONSULTANTS ' VALUATION SPECIALISTS

INDEPENDENT AUDITOR'S REPORT

Mint Leasing, Inc.
Houston, Texas

We have audited the balance sheet of The Mint Leasing. Inc., (S-Corporation) as of December 31, 2007 and the related statement of income and retained earnings and statement of cash flows for the year ended December 31, 2007. These financial statements are the responsibility of' the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance that the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of The Mint Leasing, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Prather Kalman, PC
Houston, Texas
June 4, 2008

The Mint Leasing, Inc.
(Formerly Legacy Communications Corporation)
Consolidated Balance Sheets
For the Years Ended December 31

ASSETS	2008	2007

Cash and cash equivalents	$880,979	$552,182
Investment in sales-type leases, net	45,632,963	29,812,353
Vehicle inventory	854,950	675,367
Property and equipment, net	121,316	130,117
Due from affiliates	-	303,000
Other assets	79,270	50,928

TOTAL ASSETS	$47,569,478	$31,523,947

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$449,880	$1,090,506
Credit facilities	33,000,000	20,040,434
Deferred income taxes	1,447,327	-
Notes payable to related parties	435,300	363,702

TOTAL LIABILITIES	35,332,507	21,494,642

STOCKHOLDERS' EQUITY
Preferred stock Series A, 18,000,000 shares authorized at $0.001 par value, 0 and 0 shares outstanding, respectively	-	-
Preferred stock Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 and 0 shares outstanding, respectively	2,000	-
Common stock, 480,000,000 shares authorized at $0.001 par value, 81,929,504 and 70,650,000 shares issued and outstanding, respectively	81,930	70,650
Additional paid in capital	9,217,680	(69,650)
Retained earnings	2,935,361	10,028,305
Total Stockholders' Equity	12,236,971	10,029,305

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,569,478	$31,523,947

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
(Formerly Legacy Communications Corporation)
Consolidated Statements of Income
	For the years ended December 31,
	2008	2007
REVENUES
Sales-type leases, net	$43,778,599	$27,536,998
Amortization of unearned income related to sales-type leases	6,250,693	2,701,501

Total Revenues	50,029,292	30,238,499

COST OF REVENUES
Cost of sales-type leases	24,045,860	14,914,131
Repossession and cancelled lease expense	10,434,778	8,022,147
Total Cost Of Revenues	34,480,638	22,936,278

GROSS PROFIT	15,548,654	7,302,221

GENERAL AND ADMINISTRATIVE EXPENSE	4,664,898	2,664,871

INCOME BEFORE OTHER INCOME (EXPENSE) FROM CONTINUING OPERATION	10,883,756	4,637,350

OTHER INCOME (EXPENSE)
Interest expense	(2,108,991)	(906,940)
Other income	44,994	65,656
Total Other Income (Expense)	(2,063,997)	(841,284)

Income before cumulative effect of change in accounting principle and income tax provision	8,819,759	3,796,066

Cumulative effect on prior years of changing the method of determination of allowance for doubtful accounts	(4,812,471)	-

INCOME BEFORE TAX	4,007,288	3,796,066

Provision for Income Tax	1,476,164	-

NET INCOME	$2,531,124	$3,796,066

Basic average shares outstanding	81,929,504	70,650,000
Basic Earnings Per Share
Net income before cumulative effect of change in accounting principle	0.09	0.05
Cumulative effect on prior years of changing the method of determination of allowance for doubtful accounts	(0.06)	-
Basic Earning per share	0.03	0.05

Basic average shares outstanding	81,929,504	70,650,000
Incremental shares from assumed exercise of stock option and warrants and conversion of preferred stock	24,108,197	-
Diluted average shares outstanding	106,037,701	70,650,000
Diluted Earnings Per Share
Net income before cumulative effect of change in accounting principle	0.07	0.05
Cumulative effect on prior years of changing the method of determination of allowance for doubtful accounts	(0.05)	-
Diluted Earnings per share	0.02	0.05

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc. (Formerly Legacy Communications Corporation) CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008
							Additional		Total
	Preferred Series A		Preferred Series B		Common Stock		Paid In	Retained	Stockholders'
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings	Equity

Balance, December 31, 2006	-	$-	-	$-	70,650,000	$70,650	$(69,650)	$6,652,239	$6,653,239

Distributions Paid	-	-	-	-	-	-	-	(420,000)	(420,000)

Net Income for the year ended December 31, 2007								3,796,066	3,796,066
Balance, December 31, 2007	-	-	-	-	70,650,000	70,650	(69,650)	10,028,305	10,029,305

Distributions Paid	-	-	-	-	-	-	-	(415,760)	(415,760)

Preferred Stock issued for Cash	185,000	185	-	-	-	-	184,815	-	185,000

Reclassification of Retained Earnings to Additional paid in capital in conjunction with S-election termination							9,208,308	(9,208,308)	-

Share transactions in reverse merger transaction	(185,000)	(185)	2,000,000	2,000	11,279,504	11,280	(196,095)	-	(183,000)

Imputed Interest on Related Party Notes	-	-	-	-	-	-	32,658	-	32,658

Options Granted	-	-	-	-	-	-	57,644	-	57,644

Net Income for the year ended December 31, 2008								2,531,124	2,531,124
Balance, December 31, 2008	-	-	2,000,000	$2,000	81,929,504	$81,930	$9,217,680	$2,935,361	$12,236,971

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
(Formerly Legacy Communications Corporation)
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,531,124	$3,796,066
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	22,570	21,831
Allowance for doubtful accounts	631,823	-
Share based compensation	57,644	-
Non Cash interest Expenses	32,658	-
Decrease (increase) in operating assets
Net investment in sales-type leases	(16,452,433)	(15,490,491)
Inventory	(179,583)	-
Change in affiliate balance	-	(795,055)
Employee advances	-	1,600
Prepaid Expenses	-	(22,229)
Other current assets	274,658	404,202
Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(640,619)	738,171
Deferred income taxes	1,447,327	-

Net Cash (used) in operating activities	(12,274,831)	(11,345,905)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(13,769)	(80,108)
Net Cash (used) by Investing Activities	(13,769)	(80,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit net change	12,959,566	12,170,587
Distributions to shareholder	(415,767)	(420,000)
J Proceeds from Notes Payable	73,598	-
Net Cash Provided (Used) by Financing Activities	12,617,397	11,750,587

INCREASE IN CASH and CASH EQUIVALENTS	328,797	324,574

CASH and CASH EQUIVALENTS, AT BEGINNING OF PERIOD	552,182	227,608

C CASH and CASH EQUIVALENTS, AT END OF PERIOD	$880,979	$552,182
Supplemental disclosure of cash flow information
Cash paid for interest	$2,016,715	$906,203

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
(Formerly Legacy Communications Corporation)
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS ACTIVITY

A. Organization

The Mint Leasing, Inc. (“Mint” or “The Company") was incorporated on May 19, 1999 in the State of Texas and commenced operations on that date.

Effective July 18, 2008, The Mint Leasing, Inc., a Texas corporation (“Mint Texas”), a privately held company, completed the Plan and Agreement of Merger between itself and The Mint Leasing, Inc. (formerly Legacy Communications Corporation) (“Mint Nevada”), and the two shareholders of Mint Texas, pursuant to which Mint Nevada acquired all of the issued and outstanding shares of capital stock of Mint Texas.   In connection with the acquisition of Mint Texas described herein Mint Nevada issued 70,650,000 shares of common stock and 2,000,000 shares of Series B Convertible Preferred stock to the selling stockholders.   Consummation of the merger did not require a vote of the Mint Nevada shareholders.  As a result of the acquisition, the shareholders of Mint Texas own a majority of the voting stock of Mint Nevada, Mint Texas is a wholly owned subsidiary of Mint Nevada, and Legacy Communications Corporation changed its name to The Mint Leasing, Inc.   No prior material relationship existed between the selling shareholders and Mint Nevada, any of its affiliates, or any of its directors or officers, or any associate of any of its officers or directors

Although Mint Texas became a wholly owned subsidiary of Mint Nevada (subsequently renamed to The Mint Leasing Inc) in the merger, for financial reporting purposes Mint Texas is treated as  “accounting acquirer” because its’ previous shareholder continued to own majority of the surviving company. Accordingly, the historical consolidated financial statements prior to the date of the merger that are included in these consolidated financial statements for comparative purposes are the financial statements of Mint Texas. The number of shares of common stock, the par value and additional paid-in capital reported prior to July 18, 2008 in the consolidated financial statements have been adjusted to reflect the impact of the merger.

In accounting for this reverse merger, the legal share capital is that of Legacy (the legal parent) taking into account the 20:1 reverse split and the surrender of the Legacy subsidiary shares.

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

C.  Consolidation of Affiliate (under FIN 46R)

 Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46 (revised December 2003) "Consolidation of Variable Interest Entities" ("FIN 46(R)"), requires that if an entity is the primary beneficiary of a variable interest entity ("VIE"), the entity should include the assets, liabilities and results of operations of the VIE in its consolidated financial statements. For the year ended December 31, 2008, the Company consolidated Mint Car and Truck Rentals, LLC.  (“Rentals”), as the Rentals entity was deemed a VIE and the Company considered itself to be the primary beneficiary of Rentals.

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Basis of Accounting

The Company’s financial statements are prepared using the accrual basis of accounting.   The company has a December 31 fiscal year-end. References herein to “we” or “our” refer to The Mint Leasing, Inc., unless the context specifically states otherwise.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation.

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

For the year ended December 31, 2008 and 2007, amortization of unearned income totaled $6,250,693 and $2,701,501 respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D.  Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the direct costs of non-performing leases.  Acquisition costs include the followings:

Description	2008	2007
Portfolio servicing costs **	$2,515,493	$1,834,902
Purchase and delivery of the vehicle to the lessee	21,530,367	13,079,229
Non-performing leases	10,431,304	8,018,483
Cancellation expense	3,474	3,664
Total	$34,480,638	$22,936,278

** Portfolio servicing costs including direct wages, bank service fees and premises costs.

E.  Cash and Cash Equivalents

 Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

At December 31, 2008 and 2007, the Company had deposits of $605,210 and $450,483 respectively, exceeds FDIC insurance coverage limits of $250,000, and $100,000 respectively.

F. Concentrations of Credit Risk

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

G.  Allowance for Loan Losses

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

H.  Charge-off Policy

The Company’s policy is to charge off an account in the month in which the account becomes 120 days contractually delinquent if we have not already repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. A charge-off generally represents the difference between the estimated net sales proceeds and the amount of the delinquent contract, including accrued interest. Accounts in repossession that have been charged off have been removed from finance receivables and the related repossessed automobiles are included in Vehicle Inventory on the consolidated balance sheet pending sale.

For 2008 and 2007, the Company charged off $1,360,101 and $799,461 respectively.

I.  Vehicle Inventory

Vehicle Inventory includes repossessed automobiles, as well as vehicles turned in at the conclusion of the lease.  Inventory of vehicles is stated at the lower of cost determined using the specific identification method, and market, determined by net proceeds from sale or the NADA book value.

J.  Property and Equipment

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

K. Stock-based Compensation

The Company accounts for stock-based compensation using the modified prospective application method in accordance with SFAS 123R. This method provides for the recognition of the fair value with respect to share-based compensation for shares subscribed for or granted on or after January 1, 2006, and all previously granted but unvested awards as of January 1, 2006. The cost is recognized over the period during which an employee is required to provide service in exchange for the options.

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the year ended December 31, 2008 totaled $25,631 (2007 - $34,985).

M.  Income Taxes

Previously, the Company’s financial statements do not include a provision for Income Taxes because the taxable income of Mint is included in the Income Tax Returns of the Stockholders under the Internal Revenue Service "S" Corporation elections.  As an “S” Corporation the Company was eligible to and did so elect to be taxed on a Cash Basis under the provisions of the Internal Revenue Service.

Upon completion of the July 18, 2008 transaction with Legacy as more fully described in Note 1, Mint ceased to be treated as a "S" Corporation for Income Tax purposes, resulting in (1) the imposition of income tax at the corporate level instead of the shareholder level and (2) the inability to continue to elect to be taxed on a Cash Basis resulting in a potential transitional income tax liability.  The potential liability is subject to special transitional rules that may allow such amounts, once they have been determined, to be paid over a four year period pursuant to the IRS code. The former shareholders of the “S” Corporation have undertaken to provide such assistance as may be necessary to minimize the Company’s exposure to such potential tax liability.   At December 31, 2008 the Company has determined that the deferred tax liability is a fair approximation of the amounts that may eventually become payable.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

We adopted the provisions of FIN 48 on January 1, 2008. As of December 31, 2008, we had no liabilities, included on the consolidated balance sheets, associated with uncertain tax position. Due to uncertainty regarding the timing of future cash flows associated with FIN 48 liabilities, a reasonable estimate of the period of cash settlement is not determinable.

N. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  At December 31, 2008, we have common stock equivalents as follows:

Weighted Common Stock Equivalent
Stock options	2,008,197
Convertible Preferred Stock	20,000,000
Warrants	2,100,000
Total	24,108,197

O.   Recent Market Developments

The Company anticipates that a number of factors will adversely impact its liquidity during in fiscal 2009; higher credit costs in its borrowing transactions due to higher cost of funds, and to a lesser extent, the credit deterioration it is experiencing in our portfolio; and disruptions in the capital markets.

The Company believes that it has sufficient liquidity to operate through fiscal 2009. However, if the credit markets continue to deteriorate, or if economic factors further deteriorate resulting in weaker credit performance, the Company may need to reduce its targeted origination volume to sustain adequate liquidity.

P. Preferred Stock Rights and Privileges

We have a total of 20,000,000 shares of Series A Convertible and Series B Convertible Preferred Stock (collectively as “Preferred Stock”) authorized. The rights and privileges and issued shares of total 2,000,000 are detailed as follows:

Series A Convertible Preferred Stock

As of December 31, 2008, we had 18,000,000 shares of Series A Convertible Preferred Stock authorized, 0 shares issued and outstanding. The Series A Convertible Preferred Stock is redeemable and the dividend is non-cumulative.

Each share of Series A Convertible Preferred Stock shall be convertible into shares of common stock of the Company, par value $0.001 per share.  Each share of Preferred Stock shall be convertible into fully paid and nonassessable shares of Common Stock at the rate of 200 shares of Common Stock for each full share of Preferred Stock.

Each holder of Series A Preferred Stock  is entitled to 200 votes for each share of Series A Preferred Stock and has liquidating preference over all of the Company’s Common Stock as to distributions of assets upon liquidation, dissolution or winding up of the Company.

Series B Convertible Preferred Stock

As of December 31, 2008, we had 2,000,000 shares of Series B Convertible Preferred Stock authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

Each share of Series B Convertible Preferred Stock shall be convertible into shares of common stock of the Company, par value $0.001 per share.  Each share of Preferred Stock shall be convertible into fully paid and nonassessable shares of Common Stock at the rate of 10 shares of Common Stock for each full share of Preferred Stock.

Each holder of Series B Convertible Preferred Stock has the number of votes equal to the number of votes of all outstanding shares of capital stock plus one additional vote such that the holders of a majority of the outstanding shares of Series B Preferred Stock shall always constitute a majority of the voting rights for the Company.

Upon liquidation, dissolution or winding up of the Company, holders of Series B Convertible Preferred Stock  shall have liquidating preference over all of the Company’s Preferred and Common Stock as to asset distribution.

Q. Effect of new accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This statement retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting. SFAS 141(R) established principles and requirements for financial reporting concerning business combinations. SFAS 141(R) will require that: (1) for all business combinations, the acquirer records all assets and liabilities of the acquired business, including goodwill, generally at their fair values; (2) certain contingent assets and liabilities acquired be recognized at their fair values on the acquisition date; (3) contingent consideration be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settled; (4) acquisition-related transaction and restructuring costs be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired; (5) in step acquisitions, previous equity interests in an acquiree held prior to obtaining control be re-measured to their acquisition-date fair values, with any gain or loss recognized in earnings; and (6) when making adjustments to finalize initial accounting, companies revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they had been recorded on the acquisition date. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008 with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this statement should also apply the provisions of SFAS 141(R). The Company does not expect implementation of the standard to have a material effect on its results from operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51 (“SFAS 160”). This statement amends ARB No. 51 to establish new standards that will govern the accounting and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Also, SFAS 160 requires that: (1) noncontrolling interest, previously referred to as minority interest, be reported as part of equity in the consolidated financial statements; (2) losses be allocated to the noncontrolling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest; (3) changes in ownership interests be treated as equity transactions if control is maintained; and, (4) upon a loss of control, any gain or loss on the interest sold be recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which will be applied retrospectively. The Company does not expect implementation of the standard to have a material effect on its results from operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. Since SFAS 161 only requires additional disclosures concerning derivatives and hedging activities, adoption of the standard will not affect on the Company’s results from operations or financial position.

NOTE 3 - CUMULATIVE EFFECT ADJUSTMENT UPON ADOPTION OF SAB 108

The Company applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its interim financial statements for the year ended December 31, 2008. The application of SAB 108 resulted in net change of $4,812,471 in Investment in Sales-Type Leases.

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

NOTE 4 - NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2012. Following is a summary of the components of the Company’s net investment in sales-type leases at December 31, 2008:

	2008	2007
Total Minimum Lease Payments to be Received	$51,599,716	$27,072,478
Residual Values	9,660,780	12,184,379
Lease Carrying Value	61,260,496	39,256,857
Less: Allowance for Uncollectible Amounts	(631,823)	-
Less: Unearned Income	(14,995,710)	(9,444,504)
Net Investment in Sales-Type Leases	$45,632,963	$29,812,353

Note 5 – PROPERTY AND EQUIPMENT

Cost and accumulated depreciation of assets as of December 31, 2008 and  2007 are as follows:

	2008	2007
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	161,199	147,430
	265,160	251,391
Less: Accumulated Depreciation	(143,844)	(121,274)
Net Property and Equipment	$121,316	$130,117

Depreciation expense charged to operations was $22,570 for the year ended December 31,  2008 (2007 - $ 21,831).

NOTE 6 – CREDIT FACILITIES

As of  December 31, 2008, the Company had a secured $33,000,000 revolving credit agreement with a bank available to finance the purchase of vehicles for lease. This note is secured by a:

•	Security interest in all of the Company’s assets, including but not limited to all Eligible Leases, and the vehicles leased.
•	Guaranties of Jerry Parish and Victor Garcia, the Company’s majority shareholders.
•	Assignment of life insurance policies, in the amount of $1,000,000 each, on the lives of Jerry Parish and Victor Garcia.

The revolving credit matured on December 1, 2008, bears interest at Prime Plus 1 ½ %, currently 6%.  The principle is due on maturity, with interest payable monthly.  The Company extended the maturity date to March 2, 2009.

The Company's credit facilities contain certain covenants, including restrictions on the Company's ability to pay dividends on its common stock, incur additional indebtedness and to prepay, redeem or purchase other debt. The Company is required at all times to maintain minimum borrowing availability under its credit facility of 50% of its gross accounts receivable. At December 31, 2008, the Company was not in compliance with the financial covenants referred to above.

Subsequent to the reporting period, the Company has negotiated with the lender to convert the revolving credit into a term loan.

NOTE 7 – TRANSACTIONS WITH AFFILIATES

During May 2008, the Company leased 40 vehicles to Mint Car and Truck Rentals, LLC. (“Rentals”) a limited liability partnership controlled by the Company’s majority shareholder.  Consequently the Company re-evaluated its accounting for Rentals in accordance with FIN 46(R), "Consolidation of Variable Interest Entities." Since the Company was the source of virtually all of Rentals inventory available for rental, the Company had a decisive influence over Rentals’ profitability. The Company concluded that, as a result of its common ownership, and because substantially all of the activities of Rentals either involved or were conducted on vehicles provided by the Company, Rentals was a VIE. Accordingly, the Company considered itself to be the primary beneficiary of Rentals, and included Rentals’ financial results in its consolidated financial statements through December 31, 2008.

The Company has leased forty vehicles to Rentals, as of December 31, 2008, the Company had terminated the leases and the vehicles had been repurchased by the dealer from whom the Company originally purchased them, leaving no balance owing on the lease.

For the year ended December 31, 2008, the net revenue from these leases totaled $294,442 as follows:

Revenue from sales-type leases	$1,664,612
Less: Cancelled lease expense	(1,370,170)
Revenue from sales-type lease, net of canceled lease expenses	$294,442

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 157, Disclosures about Fair Value of Financial Instruments (“SFAS 157”), requires disclosure of fair value information about financial instruments, whether recognized or not in our consolidated balance sheet. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. SFAS 157 excludes certain financial instruments and all non-financial instruments from the Company’s disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.
Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below:

		December 31, 2008
		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	$880,979	$880,979
Investment in sales-type leases – net	(b)	45,632,963	43,765,261

Financial liabilities:
Credit facilities	(c)	$33,000,000	$33,000,000
Notes payable to shareholders	(d)	435,300	435,300

(a)	The carrying value of cash and cash equivalents is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.

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

NOTE 9 -RELATED PARTY TRANSACTIONS

Under an informal arrangement, consulting fees totaling $62,400 were paid to a shareholder for services rendered during 2008.  The Company leases office space from its President and majority shareholder, a related party, pursuant to a lease expiring on July 31, 2011 at the rate of $20,000 per month. Rent expense under the lease for the year ended December 31, 2008 was $170,000.

The Company has notes payable to related parties through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of December 31, 2008 and 2007 are $435,300 and $363,702 respectively.  These note payables are non-interest bearing and due upon demand.  The Company imputed interest on these note payables at a rate of 8.75% per year.  Interest expense of $32,658 and $0 was recorded as contributed capital for the year ended December 31, 2008 and 2007.

NOTE 10 – CAPITAL STOCK TRANSACTIONS

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

•
Cancellation of 185,000 shares of the Company’s Series A Redeemable Preferred Stock, $.001 par value per share (the “Series A Preferred Stock”) which had been previously issued in a private placement pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) for an aggregate purchase price of $185,000;

•	Amendment of the Company’s Amended and Restated Articles of Incorporation to change the name of the Company from Legacy Communications Corporation to The Mint Leasing, Inc.;

•
Adoption of a Certificate of Designations for the Company’s Series B  Preferred Stock, $.001 par value per share (the “Series B Preferred Stock”) having voting rights equal to the voting rights of all other shares of voting stock plus one vote;

•
Acquisition of all of the outstanding shares of The Mint Leasing, Inc., a Texas corporation (“Mint Texas”), from private stockholders in exchange for 70,650,000 shares of Post-Combination Common Stock and 2,000,000 shares of Series B Convertible Preferred Stock, $.001 par value per share (the “Series B Preferred Stock”) pursuant to the terms of an Agreement and Plan of Reorganization (the “Reorganization Agreement”);

•
Exchange 11,279,504 net shares of the Company’s Pre-Combination Common Stock owned by E. Morgan Skinner, Jr., Lavon Randall, Jeffrey B. Bate, R. Michael Bull, and trusts which they control (the “Major Stockholders”) for all of the issued and outstanding shares of Legacy Media Corporation pursuant to the terms of a Trust Receipt, Irrevocable Instruction and Irrevocable Proxy (the “Trust Receipt”);

NOTE 11 –OPTIONS AND WARRANTS

(A)
In July 2008, the Company issued options to purchase 2,000,000 common shares of stock to the selling stockholder who was elected Director, President and CEO of Mint Nevada in connection with his employment agreement with Mint Texas and assumed by Mint Nevada on the closing date of the merger. The exercise price of the options is $3.00 and expire ten years after the grant date. One third of the options may be exercised respectively on the first, second and third anniversary of the grant date. The Company recorded the transaction as part of its recapitalization.

(B)
In July 2008, the Company also issued warrants to purchase 2,100,000 common shares at prices of $0.10, $0.50, $1.00, $1.50 and $2.00 per share to two consultants in connection with consulting agreements executed with Mint Texas as of June 1, 2007 and assumed by Mint Nevada on the closing date. The Company recorded the transaction as part of its recapitalization.

(C)	In December 2008, the Company issued options to purchase 100,000 common shares of stock to a consultant for services and recorded compensation cost of $57,644.

The calculated fair value of the options and warrants and variables used in Black Scholes Option Pricing are as follows:

	(A)	(B)	( C)
Exercise Price	$3.00	$0.10-$2.00	$1.01
Risk Free interest rate	2.25%	2.25%	1.25%
Expected Life	10	3	3
Volatility	88%	88%	88%
Expected dividends	-	-	-
Calculated fair value	$5,135,692	$5,252,941	$57,644

A summary of activity under the Employee Stock Plans as of December 31, 2008 and changes during the year then ended is presented below:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2007	-	$-
Granted	2,100,000	$2.91
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	2,100,000	$2.91
Outstanding – December 31, 2008	2,100,000	$2.91
Exercisable – December 31, 2008	-	$-

The following table summarizes information about outstanding warrants at December 31, 2008:

Year Issued	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price

2008	2,100,000	2.42	$0.82

NOTE 12 – RECLASSIFICATION OF RETAINED EARNINGS

Upon completion of the July 18, 2008 transaction with Legacy, Mint ceased to be treated as a "S" Corporation for Income Tax purposes   In accordance with Staff Accounting  Bulletin(SAB) 4B, the Company had included in its financial statements all of its undistributed earnings on that date as additional paid in capital. This is to assume constructive distribution to owners followed by a contribution to the capital of the company.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space from its President and majority shareholder, a related party, pursuant to a lease which expired on August 31, 2009 at the rate of $10,000 per month. The lease was renewed to July 31, 2011 at the rate of $20,000 per month.  Rent expense related to this operating lease totaled $170,000 for the year ended December 31, 2008.

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

NOTE 14 – INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Mint Leasing calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes.

The income tax provision (benefit) for the years ended December 31, 2008 and December 31, 2007 consists of the following:

2008

Current income tax expense	$28,837
Deferred income tax expense (benefit)	1,447,327

Total income tax provision	$1,476,164

Significant components of our deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

2008

Deferred tax assets:
NOL carryforwards	$295,221
Accrued expenses	221,138
Inventories	-
Property	380
Other	7,452
Deferred tax liabilities:
Accounts Receivable	(1,955,584)
Other	(15,934)

Net deferred tax (liabilities) assets	$(1,447,327)

The total income tax provision recognized by the Company for the years ended December 31, 2008 and December 31, 2007, reconciled to that computed under the federal statutory corporate rate, is as follows:

2008

Tax provision at federal statutory rate	$1,392,421
State income taxes — net of federal	53,979
Valuation allowance	-
Transaction Fees
Other	927
Section 199 credit

Income tax provision	$1,447,327

Mint Leasing adopted FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2008. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s widely understood administrative practices and precedents. Once the recognition threshold is met, the portion of the tax benefit that is recorded represents the largest amount of tax benefit that is greater than 50 percent likely to be realized upon settlement with a taxing authority. The adoption of this interpretation did not have a material impact on Mint Leasing's consolidated financial statements.  Further, Mint Leasing recognized no interest and penalties assessed by taxing authorities on any underpayment of income tax for 2008.

NOTE 15 – SUBSEQUENT EVENTS

On February 9, 2009, The Mint Leasing, Inc. entered into a consulting agreement with ATG Capital Solutions, Inc. to provide investor relations and public relations services to broaden the Company's presence in the public markets. The company issued 150,000 unregistered shares of common stock of the Company, as satisfaction for services rendered pursuant to the contract and later cancelled the issuance.

On February 17, 2009, The Mint Leasing, Inc entered into an Engagement Agreement for Investment Banking Services with Triumph Global Securities, Ltd., and paid a non-refundable retention fee which will be deducted from future commissions, if any, payable to Triumph.

During March 2009, the Company has successfully negotiated with Sterling Bank to change its revolving credit facility to term loan with first payment due on May 2, 2009.

As of March 1, 2009, Bill Sklar resigned as CFO, Jerry Parish was appointed as interim CFO and the Company engaged David Loev of The Loev Law Firm, PC as legal counsel and appointed three new directors to the board.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

 Our internal control over financial reporting includes those policies and procedures that

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions;
(ii)	provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements;
(iii)	provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and
(iv)
provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of management’s evaluation of our internal control over financial reporting, management identified the following two material weaknesses in our internal control over financial reporting:

•
Inadequate and ineffective controls over the period-end financial reporting close process - The controls were not adequately designed or operating effectively to provide reasonable assurance that the financial statements could be prepared in accordance with GAAP. Specifically, we did not have sufficient personnel with an appropriate level of technical accounting knowledge, experience and training to adequately review manual journal entries recorded, ensure timely preparation and review of period-end account analyses and the timely disposition of any required adjustment, review of our customer contracts to determine revenue recognition in the proper period, and ensure effective communication between operating and financial personnel regarding the occurrence of new transactions; and

•
Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, management plans to develop the following additional procedures to help address these material weaknesses:

•
We will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by qualified consultants.  We believe these actions will remediate the material weaknesses by focusing additional attention and in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

•	Hiring a Chief Financial Officer to oversee financial reporting specifically in lease accounting and financial reporting.

•
We will continue to work with the experienced third party accounting firm in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

•	We will upgrade existing accounting information system to one that is tailored for lease accounting to better meet company’s needs.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth our officers and Directors as of the date of this filing:

Name	Position	Year of Appointment
Jerry Parish	Chief Executive Officer, President, Chief Financial Officer, Secretary and Chairman Class III Director	2008
Victor Garcia	Class II Director	2009
Gary W. Dugger	Class I Director	2009
Randy Foust	Class I Director	2009

Jerry Parish, Age 66

Jerry Parish, founder of The Mint Leasing, Inc. currently serves as the Chief Executive Officer, President, Chief Financial Officer, Secretary and Chairman of the Board of Directors of the Company. Mr. Parish is an accomplished businessman, manager and salesman having spent his entire professional career in the automobile industry. Mr. Parish has served as both the Sales Manager and General Manager of several franchise dealerships in Texas, including Austin-Hemphill, Red McComb Automotive, Westway Ford and the Davis Chevrolet Organization. In recognition of Mr. Parish’s dedicated service to Red McComb Automotive, he received a number of awards including Salesman of the Year (in addition to his numerous “Salesman of the Month” awards). Mr. Parish, a native of Houston, Texas began his career with military service in the United States Navy.

Victor Garcia, Age 44

Victor Garcia has served as a Director of the Company since March 2009.  Mr. Garcia has served as the President of Tecbrake since April 1995.  Mr. Garcia has twenty years of experience with engine brake manufacturing and distribution.  Mr. Garcia received a business degree from the Thunderbird School of Global Management in Glendale, Arizona.

Gary W. Dugger, Age 63

Gary W. Dugger has served as a Director of the Company since March 2009.  Mr. Dugger has run the law firm of Dugger & Associates since September 2002.  Mr. Dugger graduated from Oklahoma University with a bachelor’s degree and received his law degree from the University of Oklahoma.

Randy Foust, Age 49

Randy Foust has served as a Director of the Company since March 2009.  Mr. Foust has served as General Manager of McDavid Nissan since January 2000.  Mr. Foust has twenty years of experience in the automobile industry.  Mr. Foust graduated from Lamar University.

The Company has a classified Board of Directors, which is divided into three classes of Directors designated Class I, Class II and Class III.  The members of each class are elected for a term of three years and until their successors are elected and qualified.  The term of Class I Directors, expire on the next annual meeting of stockholders, the term of Class II Directors, expire on the date of the second annual meeting of stockholders following the adoption of the Amended and Restated Articles of Incorporation (July 18, 2009, the “Adoption Date”), and the Class III Director’s terms expire on the third annual meeting of stockholders following the Adoption Date.  Thereafter, at each succeeding annual meeting of stockholders, directors of each class shall be elected for three-year terms.  Notwithstanding the foregoing, any Director whose term shall expire at any annual meeting shall continue to serve until such time as his successor shall have been duly elected and shall have qualified.

Officers hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining Directors.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Audit Committee and Financial Expert

The Company is not required to have an audit committee and as such, does not have one.

Code of Ethics for the CEO and CFO

On July 18, 2008, the Board of Directors of the Company adopted a Code of Ethics for the Company’s senior officers.  The Board of Directors believes that these individuals must set an exemplary standard of conduct, particularly in the areas of accounting, internal accounting control, auditing and finance.  This code sets forth ethical standards to which the designated officers must adhere and other aspects of accounting, auditing and financial compliance.

Changes in Officers and Directors:

Messrs. Lavon Randall and Jeffrey B. Bate resigned as Directors of the Company and Mr. R. Michael Bull resigned as the Company’s Chief Accounting Officer, effective as of June 26, 2008.  Mr. E. Morgan Skinner, Jr. became the active Chief Financial Officer as a result of Mr. Bull’s resignation.

Mr. E. Morgan Skinner, Jr. resigned as a Director and as the President, Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer of the Company effective as of July 18, 2008.

Mr. Jerry Parish was elected as a member of the Company’s Board of Directors, as the Company’s Chief Executive Officer, Chief Accounting Officer, President and Secretary on July 18, 2008.

Additionally on July 18, 2008, Michael J. Hluchanek and Kelley V. Kirker were appointed as Directors of the Company and Anacelia Olivarez was appointed as the Company’s Chief Financial Officer and Treasurer.

On or around November 18, 2008, William L. Sklar was appointed as Chief Financial Officer of the Company, and Ms. Olivarez resigned.

On March 1, 2009, William L. Sklar resigned as Chief Financial Officer of the Company and Jerry Parish was appointed as interim Chief Financial Officer and Chief Accounting Officer.

Effective March 4, 2009, Kelley V. Kirker and Michael Hluchanek resigned as Directors of the Company.

Effective March 18, 2009, the number of Directors of the Company was increased to four (4) and Victor Garcia, Gary W. Dugger and Randy Foust were appointed Directors of the Company.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act of 1324, as amended, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

To our knowledge, based solely on a review of the copies of such reports furnished to us Victor Garcia, Gary W. Dugger and Randy Foust, are currently subject to Section 16(a) filing requirements and have not made their required filings with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards ($)	Options Awards ($)	All Other Compensation	Total ($)

Jerry Parish	2008	$315,000	2,000		$5,135,692	50,000	$5,502,692
CEO and President (1)

E. Morgan Skinner (2)	2008	$-	-	-	-	-	$-
CEO and Director	2007	$85,000	-	-	-	-	$85,000

William L. Sklar (3)	2008	$18,000	-	-	-	-	$18,000
CFO

Anacelia Olivarez (4)	2008	$98,000	-	-	-	-	$98,000
CFO

R. Michael Bull (5)	2008	$-	-	-	-	-	$-
Chief Accounting Officer	2007	$85,000	-	-		-	$85,000

*
Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.  No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.

(1) Mr. Parish has served as the Company’s Chief Executive Officer and President since July 18, 2008.
(2) Mr. Skinner served as the Company’s Chief Executive Officer until July 18, 2008.
(3) Mr. Sklar served as Chief Financial Officer of the Company from on or about November 18, 2008 until March 1,  2009.
(4) Ms. Olivarez served as the Company’s Chief Financial Officer from July 18, 2008 to on or around November 18, 2008.
(5) Mr. Bull resigned as the Company’s Chief Accounting Officer effective June 26, 2008.

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

All compensation payable to the Chief Executive Officer and the other named executive officers is reviewed annually by the Board of Directors and changes or awards are approval by the Board of Directors.

Board Compensation

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2008:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Lavon Randall(2)	-	-	-	-	-
Jeffrey B. Bate(2)	-	-	-	-	-
Michael J. Hluchanek (3)	-	-	-	-	-
Kelley V. Kirker (3)	-	-	-	-	-

(1) Neither Mr. Skinner nor Mr. Parish received any additional consideration for their services to the Board of Directors other than what they were paid as officers of the Company, as provided above, and as such, they have not been included in the table above.  Mr. Parish has served as the Chairman of the Company’s Board of Directors since July 18, 2008.  Mr. Skinner served as a Director of the Company until July 18, 2008.

(2) Mr. Randall and Mr. Bate resigned as Directors of the Company on June 26, 2008.

(3) Mr. Hluchanek and Mr. Kirker were appointed as Directors of the Company on July 18, 2008 and resigned effective March 4, 2009.

The following table sets forth certain information concerning unexercised stock options for each named executive officer.  There were no stock awards outstanding as of the end of fiscal year 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis- able (1)	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Jerry Parish	-	666,667	-	3.00	7/18/2011	—	—	—	—
	-	666,667	-	3.00	7/18/2011	—	—	—	—
	-	666,666	-	3.00	7/18/2011	—	—	—	—

(1) In July 2008, the Company granted stock options to purchase 2,000,000 shares of common stock to Mr. Parish, in connection with the assumption of his employment agreement with Mint Texas. The exercise price of the options is $3.00 and the options expire ten years after the grant date. One third of the options may be exercised respectively on the first, second and third anniversary of the grant date (July 18, 2008).

Employment Agreement:

On July 18, 2008, the Company assumed a three year employment agreement between Mint Texas and Mr. Parish, originally effective as of July 10, 2008.  The employment agreement provides for a salary $675,000 per annum and a bonus payable quarterly equal to 2% of the Company’s “modified EBITDA” (as defined in the employment agreement), as well as a discretionary bonus payable at the option of the Company’s Board of Directors.  Upon the termination of the employment agreement for cause by the Company (as defined therein) or by Mr. Parish, without cause, Mr. Parish will receive only the benefits and compensation he has earned as of the termination date of the agreement.  Upon termination of the agreement by Mr. Parish for good cause (as defined therein) disability or death, Mr. Parish is due his compensation for the remainder of the current calendar month, and for 12 months thereafter (or such shorter period as the agreement is in effect) and his pro rated bonus.

Mr. Parish also receives five weeks of vacation per year pursuant to the employment agreement, of which up to four weeks of vacation time shall roll over to the following year if not used.  Mr. Parish may also exchange up to one week’s vacation time per year in exchange for an additional one week’s salary from the Company.

In July 2008, the Company granted stock options to purchase 2,000,000 shares of common stock to Mr. Parish, in connection with the assumption of his employment agreement with Mint Texas. The exercise price of the options is $3.00 and the options expire ten years after the grant date. One third of the options may be exercised respectively on the first, second and third anniversary of the grant date (July 18, 2008).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 24, 2009 with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 24, 2009.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.

	Common Stock Shares Beneficially Owned		Series A Convertible Preferred Stock Shares Beneficially Owned	Series B Convertible Preferred Stock Shares Beneficially Owned	Total Voting Shares		Total Voting Percentage (3)

Jerry Parish* - Chief Executive Officer, President, Secretary and Chairman	72,650,000	(1)(2)	0	2,000,000	154,729,505	(1)(2)	93.1%

Victor Garcia* - Director	35,325,000	(1)	0	0	0	(1)	0%
Gary Dugger* - Director	0		0	0	0		0%
Randy Foust* -Director	0		0	0	0		0%

All of the Officers and Directors as a Group (4 persons)	72,650,000		0	2,000,000	154,729,505		93.1%

* The address of all of our officers and Directors is the Company’s address, 323 N. Loop West, Houston, Texas, 77008.

(1) Mr. Parish was provided the right to vote the shares of common stock held by Mr. Garcia pursuant to a Voting Trust Agreement dated on or around July 10, 2008.  The Voting Trust Agreement remains in effect until December 31, 2009.

(2) Includes stock options to purchase 2,000,000 shares of common stock. The exercise price of the options is $3.00 per share, and the options expire ten years after the grant date. One third of the options may be exercised respectively on the first, second and third anniversary of the grant date (July 10, 2008). The Series B Convertible Preferred Stock shares are convertible at the option of the holder with 61 days notice to the Company into 10 shares of common stock for each share of preferred stock issued and outstanding, which conversion rate may be increased by the Company’s Board of Directors from time to time as provided in the preferred stock designations.

(3) Based on 164,159,009 voting shares issued and outstanding, which amount includes the 82,079,504 shares of common stock issued and outstanding and 2,000,000 shares of the Company’s Series B Convertible Preferred Stock issued and outstanding, which shares vote in aggregate the total number of voting shares of the Company plus one vote.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During May 2008, the Company leased 40 vehicles to Mint Car and Truck Rentals, LLC. (“Rentals”) a limited liability partnership controlled by the Company’s majority shareholder, Jerry Parish  The Company had leased forty vehicles to Rentals, as of December 31, 2008, but the Company has terminated the leases and the vehicles had been repurchased by the dealer from whom the Company originally purchased them, leaving no balance owing on the lease.

The Company leases office space from its President and majority shareholder, a related party, pursuant to a lease expiring on July 31, 2011 at the rate of $20,000 per month, described in greater detail above under “Properties.” Rent expense for this lease for the year ended December 31, 2008 was $170,000.

On July 18, 2008, the Company assumed the employment agreement between Mint Texas and Mr. Parish.  The employment agreement provides for a salary $675,000 per annum and a bonus payable quarterly equal to 2% of the Company’s “modified EBITDA”. In July 2008, the Company granted stock options to purchase 2,000,000 shares of stock to Mr. Parish in connection with his employment agreement with Mint Texas and assumed by Mint Nevada on the closing date of the merger.

The Company has notes payable to related parties through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of December 31, 2008 and 2007 are $435,300 and $363,702 respectively.  These note payables are non-interest bearing and due upon demand.  The Company imputed interest on these note payables at a rate of 8.75% per year.  Interest expense of $32,658 and $0 was recorded as contributed capital for the year ended December 31, 2008 and 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $62,000 and $26,000, respectively.

Audit Related Fees

The Company paid its principal independent accountants other audit fees totalling $63,620 in conjunction with its 8-K audit and other services related to the Company's reverse merger with Legacy Communications Corp.

Tax Fees

The Company paid its principal independent accountants for professional services related to the Company's taxes $0 and $13,500 for the years ended December 31, 2008 and 2007, respectively.

All Other Fees

None.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description of Exhibit
3.1(2)	Amended and Restated Articles of Incorporation
3.2(2)	Amended and Restated Bylaws
3.3(3)	Amendment to the Bylaws of the Company
4.1(1)	Incentive Stock Option for 2,000,000 shares
4.2(1)	Consulting Agreement dated June 1, 2007
4.3(1)	Consulting Agreement dated June 1, 2007
4.4(1)	Common Stock purchase warrant for 1,050,000 shares
4.5(1)	Common Stock purchase warrant for 1,050,000 shares
4.6(1)	Note Conversion Agreement dated July 18, 2008
4.7(1)	Designation of Series B Convertible Preferred Stock
4.8(2)	2008 Directors, Officers, Employees and Consultants Stock Option, Stock Warrant and Stock Award Plan
10.1(1)
Agreement and Plan of Reorganization among Legacy Communications Corporation, The Mint Leasing, Inc., a Texas corporation, and the shareholders of the Mint Leasing, Inc., dated July 18, 2008 (without Exhibits).

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Voting Trust Agreement between Jerry Parish and Victor Garcia
10.6*	Modification, Renewal and Extension Agreement with Sterling Bank
14.1(1)	Code of Ethics dated July 18, 2008
21.1*	Subsidiaries
31.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein.

(1) Filed as exhibits to the Company’s Form 8-K/A filed with the Commission on July 28, 2008, and incorporated herein by reference.

(2) Filed as exhibits to the Company’s Definitive Schedule 14C filing, filed with the Commission on June 26, 2008, and incorporated herein by reference.

(3) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on July 9, 2008, and incorporated herein by reference.

(4) Filed as an exhibit to Mr. Parish’s Schedule 13d filing, filed with the Commission on July 24, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MINT LEASING, INC.

DATED: April 15, 2009	By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer and Chief Financial Officer, Secretary and President
(Principal Executive Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jerry Parish	Chief Executive Officer	April 15, 2009
Jerry Parish	Chief Financial Officer, President, Secretary and Chairman of the Board of Directors
(Principal Executive Officer and Principal Accounting Officer)

/s/ Victor Garcia	Director	April 15, 2009
Victor Garcia

/s/ Randy Foust	Director	April 15, 2009
Randy Foust