Form 10-Q
period 2009-03-31
MINT LEASING INC
filed 2009-05-20
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

                 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

                 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company☑
   (Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

     As of May 20, 2009, there were outstanding 81,924,504 shares of the registrant’s common stock, $.001 par value per share, which number does not include 150,000 shares which the registrant is in the process of cancelling.

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-Q, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include those risks set forth below under “Risk Factors,” among others including:

•	our ability to raise capital,
•	our ability obtain and retain customers,
•	our ability to provide our products and services at competitive rates,
•	our ability to execute our business strategy in a very competitive environment,
•	our degree of financial leverage,
•	risks associated with our acquiring and integrating companies into our own,
•	risks related to market acceptance and demand for our services,
•	the impact of competitive services, and
•	other risks referenced from time to time in our SEC filings.

With respect to any forward-looking statement that includes a statement of its underlying assumptions or basis, we caution that, while we believe such assumptions or basis to be reasonable and have formed them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligation to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

PART I
FINANCIAL INFORMATION

Item1.  Financial Statements.

THE MINT LEASING, INC.
(FORMERLY LEGACY COMMUNICATIONS CORPORATION)
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2009	December 31, 2008
	(unaudited)

Cash and cash equivalents	$881,697	$880,979
Investment in sales-type leases, net	44,468,246	45,632,963
Vehicle inventory	1,338,559	854,950
Property and equipment, net	116,492	121,316
Other assets	440,000	79,270

TOTAL ASSETS	$47,244,994	$47,569,478

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$337,897	$449,880
Credit facilities	33,000,000	33,000,000
Deferred income taxes	1,373,080	1,447,327
Notes payable to shareholders	435,300	435,300

TOTAL LIABILITIES	35,146,277	35,332,507

STOCKHOLDERS' EQUITY
Preferred stock; Series A, 18,000,000 shares authorized at $0.001 par value, 0 shares outstanding	-	-
Preferred stock; Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 shares outstanding at March 31, 2009 and December 31, 2008	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 81,929,504 shares issued and outstanding at March 31, 2009 and December 31, 2008	81,930	81,930
Additional paid in capital	9,227,203	9,217,680
Retained earnings	2,787,584	2,935,361
Total Stockholders' Equity	12,098,717	12,236,971

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,244,994	$47,569,478

“See accompanying notes to the unaudited consolidated financial statements”

THE MINT LEASING, INC.
(FORMERLY LEGACY COMMUNICATIONS CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008

REVENUES
Sales-type leases, net	4,702,225	12,863,531
Amortization of unearned income related to sales-type leases	1,540,707	1,042,897

Total Revenues	6,242,932	13,906,428

COST OF REVENUES	4,815,633	9,721,532

GROSS PROFIT	1,427,299	4,184,896

GENERAL AND ADMINISTRATIVE EXPENSE	1,187,303	1,166,712

INCOME BEFORE OTHER INCOME (EXPENSE) FROM CONTINUING OPERATION	239,996	3,018,184

OTHER INCOME (EXPENSE)
Interest expense	(462,014)	(572,880)
Other income	-	23,925
Total Other Income (Expense)	(462,014)	(548,955)

Income (loss) before cumulative effect of change in accounting principle and income tax provision	(222,018)	2,469,229

Cumulative effect on prior years of changing the method of determination of allowance for doubtful accounts	-	(4,812,471)

LOSS BEFORE TAX	(222,018)	(2,343,242)

Provision for (benefit from ) Income Tax	(74,241)	-

NET LOSS	(147,777)	(2,343,242)
Weighted average shares outstanding- Basic and fully diluted	81,929,504	70,650,000
Basic and Fully Diluted Earnings per Share:	(0.00)	(0.03)

“See accompanying notes to the unaudited consolidated financial statements”

THE MINT LEASING, INC.
(FORMERLY LEGACY COMMUNICATIONS CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(147,777)	$(2,343,242)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation	4,824	5,642
Bad debt expense	275,692	1,811,000
Imputed interest on related party notes	9,523	7,956

Decrease (increase) in operating assets
Net investment in sales-type leases	889,025	(6,966,978)
Inventory	(483,609)	-
Change in affiliate balance	-	194,482
Other assets	(360,730)	(3,206)

Increase (decrease) in operating liabilities
Accounts payable and accrued expenses	(111,983)	(599,025)
Deferred income taxes	(74,247)	-

Net Cash (used) provided by operating activities	718	(7,893,371)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(8,437)
Net Cash (used) provided by investing activities	-	(8,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	-	8,164,022
Distributions of earnings to owners	-	(10,000)
Net Cash (used) provided by financing activities	-	8,154,022
I INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	718	252,214

C CASH and CASH EQUIVALENTS, AT BEGINNING OF PERIOD	880,979	552,182
C CASH and CASH EQUIVALENTS, AT END OF PERIOD	$881,697	$804,396

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

CASH PAID FOR:

Interest	$383,981	$710,016
Income taxes	$-	$-

“See accompanying notes to the unaudited consolidated financial statements”

THE MINT LEASING, INC.
(FORMERLY LEGACY COMMUNICATIONS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

C. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 15, 2009.

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

For the three months ended March 31, 2009 and 2008, amortization of unearned income totaled $1,540,707 and $1,042,897, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D.  Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of  the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s).  Cars that are reacquired are typically either released or sold at auction, with the related proceeds recorded in revenue.  Total cost of sales was $4,815,633 and $9,721,532 for the three months ending March 31, 2009 and 2008, respectively.

E.  Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

At March 31, 2009, except for one bank account wherein the Company’s deposits exceeded the insurance coverage limit by $424,775, all the Company’s deposits with a financial institution were within FDIC insurance coverage limits.

F.  Allowance for Loan Losses

Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at a level considered adequate to cover probable credit losses inherent in our finance receivables.

G.  Charge-off Policy

The Company’s policy is to charge off an account in the month in which the account is considered uncollectable.

H.  Vehicle Inventory

Vehicle Inventory includes repossessed automobiles, as well as vehicles turned in at the conclusion of the lease.  Inventory of vehicles is stated at the lower of cost determined using the specific identification method, and market, determined by net proceeds from sale or the NADA book value.

I.  Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation and amortization on property and equipment are determined using the straight-line method over the three to seven-year estimated useful lives of the assets.  Leasehold improvements are depreciated using a life that corresponds to the lower of the remaining lease term or the expected life of the improvements.

Cost and accumulated depreciation of assets as of March 31, 2009 and December 31, 2008 are as follows:

	2009	2008
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,980	97,980
Computer and Office Equipment	161,199	161,199
	265,159	265,159
Less: Accumulated Depreciation	(148,667)	(143,843)
Net Property and Equipment	$116,492	$121,316

Expenditures for additions, major renewal and betterments are capitalized, and expenditures for maintenance and repairs are charged against income as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

Depreciation expense charged to operations was $4,824 and $5,642 for the three months ended March 31, 2009 and 2008, respectively.

J. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the three months ended March 31, 2009 and 2008 totaled $16,614 and $17,170, respectively.

K.  Income Taxes

Previously, the Company’s financial statements did not include a provision for Income Taxes because the taxable income of Mint is included in the Income Tax Returns of the Stockholders under the Internal Revenue Service "S" Corporation elections.  As an “S” Corporation the Company was eligible to and did so elect to be taxed on a Cash Basis under the provisions of the Internal Revenue Service.

Upon completion of the July 18, 2008 transaction with Mint Texas as more fully described in Note 1 Mint ceased to be treated as an "S" Corporation for Income Tax purposes, resulting in (1) the imposition of income tax at the corporate level instead of the shareholder level and (2) the inability to continue to elect to be taxed on a Cash Basis resulting in a potential transitional income tax liability.

L. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  At March 31, 2009, there was no difference between basic and diluted loss per shares as the effect of these potential common shares were anti-dilutive due to the net loss during the three month periods ended March 31, 2009 and 2008.

M.   Recent Market Developments

The Company has reached the limit of its available credit, which has limited its availability to fund new leases.  At the same time, we have been increasing our inventory of used cars in anticipation of rising prices for used cars, which we have traditionally seen during periods of recession and higher unemployment.

The Company believes that it has sufficient liquidity to operate through March 31, 2010 assuming we are able to continue extending or obtain favorable terms with our lenders. However, if the credit markets continue to deteriorate, or if economic factors further deteriorate resulting in weaker credit performance, the Company may need to reduce its targeted origination volume to sustain adequate liquidity.

N. Effect of new accounting pronouncements

In June 2008, EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” was issued. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the Company’s functional currency or warrants with certain reset provisions to the strike price because of a “down-round” financing. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. We adopted EITF 07-5 on January 1, 2009 and analyzed all of the outstanding warrants and none contained down-round reset exercise price provisions which would have precluded equity treatment.  Therefore, the adoption did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies . This FSP amends and clarifies SFAS No. 141 (revised 2007),  Business Combinations , to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not made any acquisitions that would require such disclosure during the first quarter of 2009.

In April 2009, the FASB issued FASB Staff Position SFAS 157-4, “Determining the Fair Value of a Financial Asset When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”  (“FSP 157-4”). FSP 157-4 clarified the application of SFAS 157 providing additional guidance for estimating fair value in accordance with FASB Statement No. 157,  Fair Value Measurements , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If a reporting entity elects to adopt early either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1,  Interim Disclosures about Fair Value of Financial Instruments, the reporting entity also is required to adopt early this FSP. Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate (paragraph 19 of FASB Statement No. 154,  Accounting Changes and Error Corrections ). In the period of adoption, a reporting entity shall disclose a change, if any, in valuation technique and related inputs resulting from the application of this FSP, and quantify the total effect of the change in valuation technique and related inputs, if practicable, by major category. We do not anticipate that this pronouncement will have a material impact on our results of operations or financial position.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments,  to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28,  Interim Financial Reporting,  to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4,  Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,  and FSP FAS 115-2 and FAS 124-2,  Recognition and Presentation of Other-Than-Temporary Impairments . This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not anticipate that this pronouncement will have a material impact on our results of operations or financial position.

We adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurement on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

					Total
					Gains
Description	Level 1	Level 2	Level 3		(Losses)
Cash and cash equivalents	$	$881,697	$		$-
Investment in sales-type leases – net				44,468,246	-
Credit facilities		33,000,000			-
Notes payable to shareholders		435,300			-

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us on January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the three months ended March 31, 2009, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our consolidated financial statements in the future.

NOTE 3 - CUMULATIVE EFFECT ADJUSTMENT UPON ADOPTION OF SAB 108

The Company applied the provisions of SAB 108 using the cumulative effect transition method, which resulted in a decrease of approximately $4,812,471 in Investment in Sales-Type Leases.

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

NOTE 4 - NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2014. Following is a summary of the components of the Company’s net investment in sales-type leases at March 31, 2009 and December 31, 2008:

	As of 3/31/09	As of 12/31/08

Total Minimum Lease Payments to be Received	$47,442,661	$51,599,716
Residual Values	11,772,672	9,660,780
Lease Carrying Value	59,215,333	61,260,496
Less: Allowance for Uncollectible Amounts	(907,515)	(631,823)
Less: Unearned Income	(13,839,572)	(14,995,710)
Net Investment in Sales-Type Leases	$44,468,246	$45,632,963

NOTE 5 -NOTES PAYABLE

At March 31, 2009,  the Company had a secured $33 million revolving credit agreement with a bank available to finance the purchase of vehicles for lease. This note is secured by a:

(a) Security interest in all of the Company’s assets, including but not limited to all Eligible Leases, and the vehicles leased.
(b) Guaranties of Jerry Parish and Victor Garcia, the Company’s majority shareholders.
(c) Assignment of life insurance policies, in the amount of $1,000,000 each, on the lives of Jerry Parish and Victor Garcia.

The loan was modified on April 7, 2009 to a term loan, bearing interest at the same prime plus 1½ %, currently 5¼ % and is payable in monthly payments of principal and interest of $8,656 with a balloon payment due on October 2, 2009.

If the bank does not extend the note or obtain additional financing, there is substantial doubt that the Company will be able to meet its obligations.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), requires disclosure of fair value information about financial instruments, whether recognized or not in our consolidated balance sheet. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. SFAS 157 excludes certain financial instruments and all non-financial instruments from the Company’s disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below:

		March 31, 2009
		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	$881,697	$881,697
Investment in sales-type leases – net	(b)	44,468,246	44,468,246

Financial liabilities:
Credit facilities	(c)	33,000,000	33,000,000
Notes payable to shareholders	(d)	435,300	435,300

(a)	The carrying value of cash and cash equivalents is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.

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

NOTE 7 -RELATED PARTY TRANSACTIONS

Under an informal arrangement, consulting fees totaling $20,800 and $16,800 were paid to a shareholder for services rendered during the three months ended March 31, 2009 and 2008, respectively. The Company leased office space from its President and majority shareholder, a related party, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011, at the rate of $20,000 per month. Rent expense under the lease amounted to $60,000 and $30,000 for the three months ended March 31, 2009 and 2008, respectively.

The Company has notes payable to related parties through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of March 31, 2009 and December 31, 2008 was $435,300.  These note payables are non-interest bearing and due upon demand.  The Company imputed interest on these note payables at a rate of 8.75% per year.  Interest expense of $9,523  and $7,956 was recorded as contributed capital for the three months ended March 31, 2009 and 2008.

NOTE 8 – CAPITAL STOCK TRANSACTIONS

On July 18, 2008, the Company entered into the following simultaneous transactions:

•      Declaration of a 1:20 reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock, $.001 par value per share, outstanding as of July 16, 2008 (the “Pre-Combination Common Stock”);

•      Amendment and Restatement of the Company’s Articles of Incorporation to increase the authorized capital of the Company to 500,000,000 shares, $.001 par value per share, of which 480,000,000 shares are Common Stock, $.001 par value per share (the “Post-Combination Common Stock”), and 20,000,000 shares are Preferred Stock, $.001 par value per share;

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

•      Acquisition of all of the outstanding shares of The Mint Leasing, Inc., a Texas corporation (“Mint Texas”), from private stockholders in exchange for 70,650,000 shares of Post-Combination Common Stock and 2,000,000 shares of Series B Convertible Preferred Stock, $.001 par value per share (the “Series B Preferred Stock”) pursuant to the terms of an Agreement and Plan of Reorganization (the “Reorganization Agreement”); and

•      Exchange 11,279,504 net shares of the Company’s Pre-Combination Common Stock owned by E. Morgan Skinner, Jr., Lavon Randall, Jeffrey B. Bate, R. Michael Bull, and trusts which they control (the “Major Stockholders”) for all of the issued and outstanding shares of Legacy Media Corporation pursuant to the terms of a Trust Receipt, Irrevocable Instruction and Irrevocable Proxy (the “Trust Receipt”).

There were no common stock or preferred stock transactions during the three months ended March 31, 2009.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Income Taxes

We adopted the provisions of FIN 48 on January 1, 2008. As of March 31, 2009, we had no liabilities, included on the consolidated balance sheets, associated with uncertain tax position. Due to uncertainty regarding the timing of future cash flows associated with FIN 48 liabilities, a reasonable estimate of the period of cash settlement is not determinable.

NOTE 10 – OTHER ASSETS

In late February 2009, the Company engaged a placement agent to help the Company secure a planned private placement, in connection with this agreement the Company paid $350,000  to the agent. This payment is accounted for as other assets as of March 31, 2009. This payment will be netted against the future proceeds upon funding and will be expensed if immediate future funding is not achieved.

NOTE 11 – SUBSEQUENT EVENTS

On April 7, 2009, the Company’s loan from a financial institution covered by a revolving credit agreement was modified to a term loan, bearing interest at the same prime plus 1½ %, currently 5¼ % and is payable in monthly payments of principal and interest of $8,656 with a balloon payment due on October 2, 2009.

In May 2009, 5,000 shares of the Company's common stock were cancelled by an entity associated with a former officer and director of the Company, who resigned as of the effective date of the Reorganization Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may”, “believe”, “expect”, “intend”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors with respect to any such forward-looking statements include, but are not limited to, the risk factors described in the Company’s Annual Report on Form 10-K and in this report.  The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

Corporate History:

The Mint Leasing, Inc. (the “Company,” “Mint,” “we,” and “us”) was incorporated in Nevada on September 23, 1997 as Legacy Communications Corporation.

Effective July 18, 2008, The Mint Leasing, Inc., a Texas corporation, which was incorporated on May 19, 1999, and commenced operations on that date (“Mint Texas”), a privately held company, completed the Plan and Agreement of Merger between itself and the Company (for the purposes of this paragraph, “Mint Nevada”), and the two shareholders of Mint Texas, pursuant to which Mint Nevada acquired all of the issued and outstanding shares of capital stock of Mint Texas.   In connection with the acquisition of Mint Texas, Mint Nevada issued 70,650,000 shares of common stock, and 2,000,000 shares of Series B Convertible Preferred stock to the selling stockholders and owners of Mint Texas.   Consummation of the merger did not require a vote of the Mint Nevada shareholders.  As a result of the acquisition, the shareholders of Mint Texas own a majority of the voting stock of Mint Nevada as described below, Mint Texas is a wholly-owned subsidiary of Mint Nevada, and the Company (Mint Nevada) changed its name to The Mint Leasing, Inc.   No prior material relationship existed between the selling shareholders and Mint Nevada, any of its affiliates, or any of its directors or officers, or any associate of any of its officers or directors.  Effective on July 18, 2008, our former operations as a developer and purchaser of radio stations ceased and since that date our operations have solely been the operations of Mint Texas, our wholly-owned subsidiary.

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

On February 17, 2009, we entered into an Engagement Agreement with a third party (the “Engagement Agreement”).  Pursuant to the Engagement Agreement, we agreed that the third party would be our exclusive financial advisor and placement agent.   In connection with this agreement the Company paid $350,000 to the third party, which payment is accounted for as other assets as of March 31, 2009. This payment will be netted against the future proceeds of any funding made pursuant to the Engagement Agreement, and will be expensed if immediate future funding is not achieved.

Effective in July 2008, the Company designated Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, as described in greater detail below.

On or around January 6, 2009, the Company, entered into a renewal of its $33,000,000 line of credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”).  As of March 31, 2009, our outstanding balance under the credit facility, which bears interest at the prime rate plus 1.5%, subject to a floor of 5.25%, was $33,000,000, and as such, the Company is unable to borrow any additional amount under the credit facility as of the date of this filing.  The repayment of the credit facility is secured by a security interest over substantially all of the Company’s assets and leases, the personal guaranty of our Chief Executive Officer and Chairman, Jerry Parish and our Director, Victor Garcia, as well as $1,000,000 life insurance policies on Mr. Parish and Mr. Garcia.  Payments of interest and principal are due under the line of credit, beginning in May 2009, with the entire remaining balance of the line of credit due and payable on October 2, 2009.  Any amounts not paid under the line of credit when due accrue interest at the rate of 18% per annum. While the line of credit has been extended and increased by Sterling Bank in the past, there can be no assurance that Sterling Bank will agree to further extend or increase the line of credit.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

For the three months ended March 31, 2009, total revenues were $6,242,932, compared to $13,906,428 for the three months ended March 31, 2008, a decrease in total revenues of $7,663,496 or approximately 55% from the prior period.  For the three months ended March 31, 2009, revenues from sales-type leases, net decreased $8,161,306 or 63% to $4,702,225 for the three months ended March 31, 2009, from $12,863,531 for the three months ended March 31, 2008.  Revenues from amortization of unearned income related to sales-type leases increased $497,810 or 47.7% to $1,540,707 for the three months ended March 31, 2009, from $1,042,897 for the three months ended March 31, 2008.

The decrease in revenues from sales-type leases, net was principally due to the lack of availability of financing to the Company, which the Company would have used to purchase vehicles and issue new leases as a result of the Company having no available borrowing amount under its line of credit with Sterling Bank during the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  Additionally, the Company increased its inventory of used cars during the three months ended March 31, 2009, in anticipation of rising prices for used cars, which the Company has experienced during periods of prior recession and higher unemployment.

The increase in revenues due to amortization of unearned income related to sales-type leases was principally due to higher balances in the net investment in sales-type leases over an extended period of time.

The Company believes that its revenues were adversely affected during the three months ended March 31, 2009, due to its lack of access to funds, as the Company’s line of credit with Sterling Bank was maxed out between December 31, 2008 and March 31, 2009, and remains maxed out as of the date of this report.  The Company believes that if it had access to additional capital during the three months ended March 31, 2009, its revenues would have been similar to the Company’s revenues for the three months ended March 31, 2008.

Cost of revenues decreased $4,905,899 or 51% to $4,815,633 for the three months ended March 31, 2009, compared to $9,721,532 for the three months ended March 31, 2008.  Cost of revenues decreased mainly as a result of the lower revenue for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

Gross profit decreased $2,757,597 or 66% to $1,427,299 for the three months ended March 31, 2009 compared to $4,184,896 for the three months ended March 31, 2008.  Gross profit decreased largely due to the 55% decrease in total revenue which was offset by the 51% decrease in total cost of revenues.

Gross profit as a percentage of revenues was approximately 23% for the three months ended March 31, 2009 compared to 30% for the three months ended March 31, 2008.  The decrease in gross profit as a percentage of revenues is primarily attributable to the fact that during the three months ended March 31, 2009, there was a higher percentage of vehicle leases related to vehicles reacquired from prior lessees, which do not afford the Company as high a margin as leases of newly purchased vehicles, compared to the number of new car leases during the three months ended March 31, 2008.

General and administrative expenses were $1,187,303 and $1,166,712, for the three months ended March 31, 2009 and March 31, 2008, respectively, constituting an increase of $20,591 or 2% from the prior period.  The increase in expenses was mainly associated with the increase in the allowance for doubtful accounts during the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

Income before other income from continuing operations was $239,996 and $3,018,184, for the three months ended March 31, 2009 and March 31, 2008, respectively, resulting in a decrease of $2,778,188 or 92% from the prior period.  The decrease in income before other expense from continuing operations was due to the 55% decrease in revenues for the three months ended March 31, 2009, compared to the three months ended March 31, 2008 and the 2% increase in general and administrative expenses, offset by the 51% decrease in cost of revenues.

Other expense was $462,014 and $548,955 for the three months ended March 31, 2009 and March 31, 2008, respectively.  Other expense for the three months ended March 31, 2009 solely included interest expense of $462,014.   Other expense for the three months ended March 31, 2008, included interest expense of $572,880 offset by other income of $23,925.  The main reason for the $86,941 or 16% decrease in interest expense for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, was due to more favorable financing terms, mainly due to decreasing interest rates on our line of credit for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

The Company had loss before cumulative effect of change in accounting principle and income tax provision of $222,018 for the three months ended March 31, 2009 compared to income of $2,469,229 for the three months ended March 31, 2008, a decrease in income from the prior period of $2,691,247 or 109%.

The Company had cumulative effect on prior years of changing the method of valuing the collectability of its net investment in sales-type leases of $4,812,471 for the three months ended March 31, 2008 compared to $0 for the three months ended March 31, 2009.

The Company had a benefit from income tax of $74,241 for the three months ended March 31, 2009, compared to provision for income tax of $0 for the three months ended March 31, 2008, when the Company was a subchapter “S” corporation.

The Company had a net loss of $147,777 for the three months ended March 31, 2009, compared to a net loss of $2,343,242 for the three months ended March 31, 2008, a decrease in net loss of $2,195,465 from the prior period.  The main reason for the decrease in net loss was the cumulative effect on the prior year of changing the valuing the collectability of its net investment in sales-type leases of $4,812,471 during the three months ended March 31, 2008, which was not represented during the three months ended March 31, 2009, and the $4,905,889 decrease in cost of revenues, which was offset by the $7,663,496 or 55% decrease in total revenues for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $47,244,994 as of March 31, 2009, which included cash and cash equivalents of $881,697, investment in sales-type leases, net of $44,468,246, vehicle inventory of $1,338,559, property and equipment, net of $116,492 and other assets of $440,000.

We had total liabilities as of March 31, 2009 of $35,146,277, which included $337,897 of accounts payable and accrued liabilities, $33,000,000 of amount due under our credit facility with Sterling Bank (described in greater detail below), $1,373,080 of deferred income taxes and $435,300 of notes payable to related parties.

We had total working capital of $12,098,717 as of March 31, 2009.

On or around January 6, 2009, the Company, entered in a renewal of its $33,000,000 line of credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”).  As of March 31, 2009, our outstanding balance under the credit facility, which bears interest at the prime rate plus 1.5%, subject to a floor of 5.25%, was $33,000,000, and as such, the Company was unable to borrow any additional funds under the credit facility as of the filing of this report.  The repayment of the credit facility is secured by a security interest over substantially all of the Company’s assets and leases, the personal guaranty of our Chief Executive Officer and Chairman, Jerry Parish and our Director, Victor Garcia, as well as $1,000,000 life insurance policies on Mr. Parish and Mr. Garcia.  Payments of interest and principal are due under the line of credit, beginning in May 2009, with the entire remaining balance of the line of credit due and payable on October 2, 2009.  Any amounts not paid under the line of credit when due accrue interest at the rate of 18% per annum. While the line of credit has been extended and increased by Sterling Bank in the past, there can be no assurance that Sterling Bank will agree to further extend or increase the line of credit.

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

We had net cash used in operating activities of $718 for the three months ended March 31, 2009, which was mainly due to an increase of $889,025 of net investment in sales-type leases and an increase of $275,692 in allowance for doubtful accounts, offset by $147,777 of net loss, a decrease of $483,609 in inventory, a decrease of $360,730 in other current assets, a decrease of $111,983 in accounts payable and accrued liabilities and a decrease of $74,247 in deferred income taxes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 9, 2009, the Company entered into a consulting agreement with ATG Capital Solutions, Inc. to provide investor relations and public relations services to broaden the Company’s presence in the public markets. In connection with the ATG Capital Solutions, Inc., consulting agreement, the Company issued 150,000 unregistered shares of common stock of the Company, which shares the Company is currently in the process of cancelling.  The shares have not been cancelled to date, but are not included in the number of issued and outstanding shares disclosed throughout this report. The issuance of the shares to the consultant was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act and Rule 506 of Regulation D thereunder because the offering and sale of the shares did not involve a public offering.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not designed at a reasonable assurance level and were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment was based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of management’s evaluation of our internal control over financial reporting, management identified the following two material weaknesses in our internal control over financial reporting:

•
Inadequate and ineffective controls over the period-end financial reporting close process - The controls were not adequately designed or operating effectively to provide reasonable assurance that the financial statements could be prepared in accordance with GAAP. Specifically, we did not have sufficient personnel with an appropriate level of technical accounting knowledge, experience and training to adequately review manual journal entries recorded, ensure timely preparation and review of period-end account analysis and the timely disposition of any required adjustment, review of our customer contracts to determine revenue recognition in the proper period, and ensure effective communication between operating and financial personnel regarding the occurrence of new transactions; and

•
Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, management plans to develop the following additional procedures to help address these material weaknesses:

•
We will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by qualified consultants.  We believe these actions will remediate the material weaknesses by focusing additional attention on our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

•	Hiring a Chief Financial Officer to oversee financial reporting specifically in lease accounting and financial reporting.

•
We will continue to work with the experienced third party accounting firm in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

•	We will upgrade our existing accounting information system to one that is tailored for lease accounting to better meet the Company’s needs.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We Will Need Additional Financing To Continue Our Business Plan And Repay Our Outstanding Credit Facility With Sterling Bank.

Our credit facility with Sterling Bank in the amount of $33,000,000 was extended on or around January 6, 2009.  As of March 31, 2009, our outstanding balance under the credit facility, which bears interest at the prime rate plus 1.5%, subject to a floor of 5.25%, was $33,000,000, and as such, the Company is unable to borrow any additional funds under the credit facility as of the filing of this report.  The repayment of the credit facility is secured by a security interest over substantially all of the Company’s assets and leases, the personal guaranty of our Chief Executive Officer and Chairman, Jerry Parish and our Director, Victor Garcia, as well as $1,000,000 life insurance policies on Mr. Parish and Mr. Garcia.  Payments of interest and principal are due under the line of credit, beginning in May 2009, with the entire remaining balance of the line of credit due and payable on October 2, 2009.  Any amounts not paid under the line of credit when due accrue interest at the rate of 18% per annum. While the line of credit has been extended and increased by Sterling Bank in the past, there can be no assurance that Sterling Bank will agree to further extend or increase the line of credit.

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

As such, and because we do not have sufficient cash on hand to repay the credit facility, we may not have sufficient funds on hand to make payments of interest and principal under the credit facility as due pursuant to the terms of the credit facility, and do not believe that we will have sufficient cash on hand to repay the credit facility on October 2, 2009, we will need to further extend the credit facility and/or seek alternative financing to repay such credit facility.  Additionally, in the future, we may need additional credit to support our operations, which credit may not be available from Sterling Bank.  We do not currently have any additional commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we choose to raise additional capital through the sale of debt or equity securities, such sales may cause substantial dilution to our existing shareholders.  If we are not able to raise the capital necessary to repay the line of credit, we may be forced to abandon or curtail our business plan and/or suspend our exploration activities, which could cause any investment in the Company to become worthless.

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

The risks associated with our business are more acute during periods of economic slowdown or recession, such as the one we are currently in, because these periods may be accompanied by loss of jobs as well as an increased rate of delinquencies and defaults on our outstanding leases. These periods may also be accompanied by decreased consumer demand for automobiles and declining values of automobiles, which weakens our collateral coverage with our financing source. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed or resale automobiles may be sold or delay the timing of these sales. Additionally, higher gasoline prices, unstable real estate values, reset of adjustable rate mortgages to higher interest rates, increasing unemployment levels, general availability of consumer credit or other factors that impact consumer confidence or disposable income, could increase loss frequency and decrease consumer demand for automobiles as well as weaken collateral values on certain types of automobiles. If the current economic slowdown continues to worsen, our business could experience significant losses and we could be forced to curtail or abandon our business operations.

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

State Securities Laws May Limit Secondary Trading, Which May Restrict The States In Which And Conditions Under Which You Can Sell Shares.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

If We Are Late In Filing Our Quarterly Or Annual Reports With The SEC, We May Be De-Listed From The Over-The-Counter Bulletin Board.

Under Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer who fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period are de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we were late in filing our Form 10-K for the year ended December 31, 2007, if we are late in filing a periodic report two times in any subsequent nine (9) month period after the filing of this report, or three times in any subsequent twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

We Incur Significant Costs As A Result Of Operating As A Fully Reporting Company In Connection With Section 404 Of The Sarbanes Oxley Act, And Our Management Is Required To Devote Substantial Time To Compliance Initiatives.

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully-reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Furthermore, because our common stock is traded on the Over-The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact may reflect a value that is much higher than the actual value of our common stock). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 9, 2009, the Company entered into a consulting agreement with ATG Capital Solutions, Inc. to provide investor relations and public relations services to broaden the Company’s presence in the public markets. In connection with the ATG Capital Solutions, Inc., consulting agreement, the Company issued 150,000 unregistered shares of common stock of the Company, which shares the Company is currently in the process of cancelling.  The shares have not been cancelled to date, but are not included in the number of issued and outstanding shares disclosed throughout this report. The issuance of the shares to the consultant was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act and Rule 506 of Regulation D thereunder because the offering and sale of the shares did not involve a public offering.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

Effective April 17, 2009, Gary W. Dugger resigned as a Director of the Company

ITEM 6.  EXHIBITS

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

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Voting Trust Agreement between Jerry Parish and Victor Garcia
10.6(5)	Modification, Renewal and Extension Agreement with Sterling Bank
14.1(1)	Code of Ethics dated July 18, 2008
21.1(5)	Subsidiaries
31.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5) Filed as an exhibit to the Company’s Form 10-K, filed with the Commission on April 15, 2009, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MINT LEASING, INC.

DATED: May 20, 2009
By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer and Chief Financial Officer,
Secretary and President
(Principal Executive Officer and Principal Accounting Officer)