Form 10-Q
period 2009-06-30
MINT LEASING INC
filed 2009-08-19
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☑
   (Do not check if a smaller reporting company)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No

     As of August 18, 2009, there were outstanding 81,924,504 shares of the registrant’s common stock, $0.001 par value per share, which number does not include 150,000 shares which the registrant is in the process of cancelling.

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-Q, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include those risks set forth below under “Risk Factors,” among others including:

•	our ability to raise capital,
•	our ability to obtain and retain customers,
•	our ability to provide our products and services at competitive rates,
•	our ability to execute our business strategy in a very competitive environment,

•	our degree of financial leverage,
•	risks associated with our acquiring and integrating companies into our own,
•	risks related to market acceptance and demand for our services,
•	the impact of competitive services, and

•	other risks referenced from time to time in our SEC filings.

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

PART I
FINANCIAL INFORMATION

Item1.  Financial Statements.

THE MINT LEASING, INC.
(FORMERLY LEGACY COMMUNICATIONS CORPORATION)
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$770,873	$880,979
Investment in sales-type leases, net	42,010,781	45,632,963
Vehicle inventory	1,514,484	854,950
Total Current Assets	44,296,138	47,368,892

Property and equipment, net of accumulated depreciation of $175,227 and $143,844 respectively	108,306	121,316

Other assets	185,000	79,270

TOTAL ASSETS	$44,589,444	$47,569,478

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$292,043	$449,880
Credit facilities	31,559,828	33,000,000
Deferred income taxes	915,117	1,447,327
Notes payable to related parties	435,300	435,300
TOTAL LIABILITIES	33,202,288	35,332,507

STOCKHOLDERS' EQUITY:
Preferred stock Series A, 18,000,000 shares
authorized at $0.001 par value, 0 and 0 shares outstanding, respectively
Preferred stock Series B, 2,000,000 shares
authorized at $0.001 par value, 2,000,000
shares issued and outstanding	$2,000	$2,000
Common stock, 480,000,000 shares authorized
at $0.001 par value, 81,924,504 shares and 81,929,504 shares issued and outstanding
	81,925	81,930
Additional paid in capital	9,331,730	9,217,680
Retained earnings	1,971,501	2,935,361
TOTAL STOCKHOLDERS' EQUITY	11,387,156	12,236,971

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$44,589,444	$47,569,478

“See accompanying notes to the unaudited consolidated financial statements”

THE MINT LEASING, INC.
(FORMERLY LEGACY COMMUNICATIONS CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ending	Six Months Ending	Three Months Ending	Three Months Ending
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

REVENUES
Sales-type leases, net	$9,012,533	$27,280,867	$4,310,308	$14,417,336
Amortization of unearned income related to sales-type leases	2,994,586	2,346,305	1,453,879	1,303,408
TOTAL REVENUES	12,007,119	29,627,172	5,764,187	15,720,744

COST OF REVENUES	10,209,227	20,994,505	5,393,594	11,272,973

GROSS PROFIT	1,797,892	8,632,667	370,593	4,447,771

GENERAL AND ADMINISTRATIVE EXPENSE	2,388,694	3,448,105	1,201,391	2,281,393

INCOME BEFORE OTHER INCOME (EXPENSE) FROM CONTINUING OPERATION	(590,802)	5,184,562	(830,798)	2,166,378

OTHER INCOME (EXPENSE)
Interest expense	(905,268)	(1,096,544)	(443,254)	(523,664)
Procurement of financing	-	-	-	-

TOTAL OTHER EXPENSE	(905,268)	(1,096,544)	(443,254)	(523,664)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE AND TAX	(1,496,070)	4,088,018	(1,274,052)	1,642,714

Cumulative effect on prior years of changing the method of determination of allowance for doubtful accounts	-	(4,812,471)	-	(4,812,471)

LOSS BEFORE TAX	(1,496,070)	(724,453)	(1,274,052)	(3,169,757)

Provision for Income Tax	(532,210)	-	(457,969)	-

NET LOSS	$(963,860)	$(724,453)	$(816,083)	$(3,169,757)

Basic average shares outstanding	81,929,504	70,650,000	81,929,504	70,650,000

Basic earnings per share	$(0.01)	$(0.01)	$(0.02)	$(0.04)

“See accompanying notes to the unaudited consolidated financial statements”

THE MINT LEASING, INC.
(FORMERLY LEGACY COMMUNICATIONS CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(963,860)	$(724,453)
Adjustments to reconcile Net Loss to net cash (used) provided by operating activities:
Depreciation and Amortization	31,384	9,684
Bad debt expense	272,957	1,794,281
Imputed interest on related party notes	19,045	16,329

Changes in operating assets and liabilities:
Net investment in sales-type leases	3,349,225	(13,484,005)
Inventory	(659,534)	273,943
Change in affiliate balance	-	303,000
Other assets	(105,730)	(34,070)
Accounts payable and accrued expenses	(157,837)	(613,213)
Deferred income taxes	(532,210)	-

Cash Provided by (used in) Operating Activities	1,253,440	(12,458,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(18,374)	(8,437)
Net Cash provided by (used in) investing activities	(18,374)	(8,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder capital contribution	95,000
Payments on notes payable	(1,440,172)	-
Proceeds from loans from credit facilities	-	12,705,738
Common stock	-	15,912
Distribution to shareholders	-	(427,759)
Net Cash provided by (used in) financing activities	(1,345,172)	12,293,891

INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	(110,106)	(173,051)

CASH and CASH EQUIVALENTS, AT BEGINNING OF PERIOD	880,979	552,182
CASH and CASH EQUIVALENTS, AT END OF PERIOD	$770,873	$379,131

“See accompanying notes to the unaudited consolidated financial statements”

THE MINT LEASING, INC.
(FORMERLY LEGACY COMMUNICATIONS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION and NATURE OF BUSINESS ACTIVITY

A. Organization

The Mint Leasing, Inc. (“Mint” or “The Company") was incorporated on May 19, 1999, in the State of Texas and commenced operations on that date.

Effective July 18, 2008, The Mint Leasing, Inc., a Texas corporation (“Mint Texas”), a privately held company, completed the Plan and Agreement of Merger between itself and The Mint Leasing, Inc. (formerly Legacy Communications Corporation) (“Mint Nevada”), and the two shareholders of Mint Texas, pursuant to which Mint Nevada acquired all of the issued and outstanding shares of capital stock of Mint Texas.   In connection with the acquisition of Mint Texas described herein Mint Nevada issued 70,650,000 shares of common stock and 2,000,000 shares of Series B Convertible Preferred stock to the selling stockholders.   Consummation of the merger did not require a vote of the Mint Nevada shareholders.  As a result of the acquisition, the shareholders of Mint Texas own a majority of the voting stock of Mint Nevada, Mint Texas is a wholly-owned subsidiary of Mint Nevada, and Legacy Communications Corporation changed its name to The Mint Leasing, Inc.   No prior material relationship existed between the selling shareholders and Mint Nevada, any of its affiliates, or any of its directors or officers, or any associate of any of its officers or directors.

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

C. Basis of Presentation.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Basis of Accounting

The Company’s financial statements are prepared using the accrual basis of accounting.   The Company has a December 31st fiscal year-end. References herein to “we” or “our” refer to The Mint Leasing, Inc., unless the context specifically states otherwise.

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

For the six months ended June 30, 2009 and 2008, amortization of unearned income totaled $2,994,586 and $2,346,305, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D.  Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of  the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s).  Cars that are reacquired are typically either released or sold at auction, with the related proceeds recorded in revenue.  Total cost of sales was $10,209,227 and $20,994,505 for the six months ending June 30, 2009 and 2008, respectively.

E.  Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

At June 30, 2009, except for one bank account wherein the Company’s deposits exceeded the insurance coverage limit by $26,195, all of the Company’s deposits with a financial institution were within FDIC insurance coverage limits.

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

Cost and accumulated depreciation of assets as of June 30, 2009 and December 31, 2008 are as follows:

	June, 30 2009	June 30, 2008
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,980	97,980
Computer and Office Equipment	179,573	161,199
	283,533	265,159
Less: Accumulated Depreciation	(175,227)	(143,843)
Net Property and Equipment	$108,306	$121,316

Expenditures for additions, major renewal and betterments are capitalized, and expenditures for maintenance and repairs are charged against income as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

Depreciation expense charged to operations was $31,384 and $9,684 for the six months ended June 30, 2009 and 2008, respectively.

J. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the six months ended six months ended June 30, 2009 and 2008 totaled $20,137 and $22,377, respectively.

K.  Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing currently enacted tax rates of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards.

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

L. Earnings/(Loss) per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  At June 30, 2009, there was no difference between basic and diluted loss per shares as the effect of these potential common shares were anti-dilutive due to the net loss during the six month periods ended June 30,, 2009 and 2008.

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

N. Effect of new accounting pronouncements

In June 2008, EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” was issued. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the Company’s functional currency or warrants with certain reset provisions to the strike price because of a “down-round” financing. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. We adopted EITF 07-5 on January 1, 2009 and analyzed all of the outstanding options and none contained down-round reset exercise price provisions which would have precluded equity treatment.  Therefore, the adoption did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 141(R)-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies SFAS No. 141 (revised 2007),  Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not made any acquisitions that would require such disclosure during the first quarter of 2009.

In April 2009, the FASB issued FASB Staff Position SFAS 157-4, “Determining the Fair Value of a Financial Asset When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”   (“FSP 157-4”). FSP 157-4 clarified the application of SFAS 157 providing additional guidance for estimating fair value in accordance with FASB Statement No. 157,   Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. If a reporting entity elects to adopt early either FSP FAS 115-2 and FAS 124-2 or FSP FAS 107-1 and APB 28-1,   Interim Disclosures about Fair Value of Financial Instrument, the reporting entity also is required to adopt early this FSP. Additionally, if the reporting entity elects to adopt early this FSP, FSP FAS 115-2 and FAS 124-2 also must be adopted early. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate (paragraph 19 of FASB Statement No. 154,   Accounting Changes and Error Corrections). In the period of adoption, a reporting entity shall disclose a change, if any, in valuation technique and related inputs resulting from the application of this FSP, and quantify the total effect of the change in valuation technique and related inputs, if practicable, by major category. We do not anticipate that this pronouncement will have a material impact on our results of operations or financial position.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments,   to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28,   Interim Financial Reporting,   to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4,   Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,   and FSP FAS 115-2 and FAS 124-2,   Recognition and Presentation of Other-Than-Temporary Impairments. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not anticipate that this pronouncement will have a material impact on our results of operations or financial position.

We adopted the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (SFAS) No. 157,  Fair Value Measurement  on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

	Level 1. Observable inputs such as quoted prices in active markets;

	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Cash and cash equivalents	$	$770,873	$-	$-
Investment in sales-type leases – net			42,010,781	-
Credit facilities		31,559,828	-	-
Notes payable to shareholders		435,300	-	-

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115 became effective for us on January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the six months ended June 30, 2009, there were no applicable items on which the fair value option was elected. SFAS 159 may impact our consolidated financial statements in the future.

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

NOTE 4 - NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2014. Following is a summary of the components of the Company’s net investment in sales-type leases at June 30, 2009 and June 30, 2008:

	June 30, 2009	June 30, 2008

Total Minimum Lease Payments to be Received	$43,976,390	$51,599,716
Residual Values	11,373,094	9,660,780
Lease Carrying Value	55,349,484	61,260,496
Less: Allowance for Uncollectible Amounts	(854,359)	(631,823)
Less: Unearned Income	(12,484,344)	(14,995,710)
Net Investment in Sales-Type Leases	$42,010,781	$45,632,963

NOTE 5 -NOTES PAYABLE

At June 30, 2009, the Company had a secured $33 million revolving credit agreement with a bank available to finance the purchase of vehicles for lease. This note is secured by a:

(a) Security interest in all of the Company’s assets, including but not limited to all Eligible Leases, and the vehicles leased.
(b) Guaranties of Jerry Parish and Victor Garcia, the Company’s majority shareholders.
(c) Assignment of life insurance policies, in the amount of $1,000,000 each, on the lives of Jerry Parish and Victor Garcia.

The loan was modified on April 7, 2009 to a term loan, bearing interest at the same prime plus 1½%, currently 5¼% and is payable in monthly payments of principal and interest of $869,639 with a balloon payment due on October 2, 2009.

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments as of June 30, 2009 are set forth below:

		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	$770,873	$770,873
Investment in sales-type leases – net	(b)	42,010,781	42,010,781

Financial liabilities:
Credit facilities	(c)	31,559,828	31,559,828
Notes payable to shareholders	(d)	435,300	435,300

(a)	The carrying value of cash and cash equivalents is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.

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

NOTE 7 -RELATED PARTY TRANSACTIONS

Under an informal arrangement, consulting fees totaling $41,200 and $31,200 were paid to a shareholder for services rendered during the six months ended June 30, 2009 and 2008, respectively. The Company leased office space from its President and majority shareholder, a related party, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011 which included an adjacent property to be built, at the rate of $20,000 per month. Rent expense under the lease amounted to $60,000 and $120,000 for the three months ended June 30, 2009 and 2008, respectively.

The Company has notes payable to Jerry Parish and Victor Garcia through its wholly-owned subsidiary, Mint Texas. The amount outstanding as of June 30, 2009 and December 31, 2008 was $435,300.  These note payables are non-interest bearing and due upon demand.  The Company imputed interest on these note payables at a rate of 8.75% per year.  Interest expense of $19,045 and $16,329 was recorded as contributed capital for the six months ended June 30, 2009 and 2008.

NOTE 8 – CAPITAL STOCK TRANSACTIONS

On July 18, 2008, the Company entered into the following simultaneous transactions:

Declaration of a 1:20 reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock, $.001 par value per share, outstanding as of July 16, 2008 (the “Pre-Combination Common Stock”);

Amendment and Restatement of the Company’s Articles of Incorporation to increase the authorized capital of the Company to 500,000,000 shares, $.001 par value per share, of which 480,000,000 shares are Common Stock, $.001 par value per share (the “Post-Combination Common Stock”), and 20,000,000 shares are Preferred Stock, $.001 par value per share;

Cancellation of 185,000 shares of the Company’s Series A Redeemable Preferred Stock, $.001 par value per share (the “Series A Preferred Stock”) which had been previously issued in a private placement pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) for an aggregate purchase price of $185,000;

Amendment of the Company’s Amended and Restated Articles of Incorporation to change the name of the Company from Legacy Communications Corporation to The Mint Leasing, Inc.;

Adoption of a Certificate of Designations for the Company’s Series B  Preferred Stock, $.001 par value per share (the “Series B Preferred Stock”) having voting rights equal to the voting rights of all other shares of voting stock plus one vote;

Acquisition of all of the outstanding shares of The Mint Leasing, Inc., a Texas corporation (“Mint Texas”), from private stockholders in exchange for 70,650,000 shares of Post-Combination Common Stock and 2,000,000 shares of Series B Convertible Preferred Stock, $.001 par value per share (the “Series B Preferred Stock”) pursuant to the terms of an Agreement and Plan of Reorganization (the “Reorganization Agreement”); and

Exchange 11,279,504 net shares of the Company’s Pre-Combination Common Stock owned by E. Morgan Skinner, Jr., Lavon Randall, Jeffrey B. Bate, R. Michael Bull, and trusts which they control (the “Major Stockholders”) for all of the issued and outstanding shares of Legacy Media Corporation pursuant to the terms of a Trust Receipt, Irrevocable Instruction and Irrevocable Proxy (the “Trust Receipt”).

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

Income Taxes

We adopted the provisions of FIN 48 on January 1, 2008. As of June 30, 2009, we had no liabilities, included on the consolidated balance sheets, associated with uncertain tax position. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or liquidity.

There was no provision for income tax for 2008 as the Company was an S-Corporation for Federal Income Tax purpose.

As of June 30, 2009, the Company had Federal net tax operating loss carry forwards of approximately $1,496,070 available to offset future taxable income. The carry-forwards expire in varying amounts through 2029.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at June 30, 2009 and 2008 are presented below:

	Six Months Ended June 30,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$523,625	$-
Total deferred tax assets	523,625	-
Less: valuation allowance	(523,625)	-
Net deferred tax assets	$-	$-

NOTE 10 – OTHER ASSETS

In late February 2009, the Company engaged a third party to help the Company secure a planned private placement, $100,000 was paid upfront and then the Company paid an additional $320,000 in connection with ongoing negotiations with a potential investor. The Company also paid a $45,000 due diligence fee. The total amount is expensed during the period ended June 30, 2009.

NOTE 11 – SUBSEQUENT EVENTS

On or around July 17, 2009, we entered into a letter agreement (the “Letter Agreement”) to confirm certain terms of our Engagement Agreement with a placement agent. Pursuant to the Letter Agreement, the agent agreed to waive any rights to any consideration pursuant to the Engagement Agreement in connection with the Moody funding (described below) in consideration for the grant by us of warrants to purchase 300,000 shares of our common stock at an exercise price of $0.50 per share, which warrants have a term of 5 years, include a cashless exercise provision and piggy-back registration rights, which warrants were subsequently granted.

On August 12, 2009, we entered into another letter agreement with the same agent, pursuant to which, among other things, we agreed that the exclusivity period under the original Engagement Agreement expired on August 13, 2009, except to certain potential investors disclosed in such letter agreement.

On or around August 3, 2009, we entered into a Loan Agreement with Moody National Bank (“Moody” and the “Moody Loan”).  Pursuant to the Moody Loan, Moody agreed to loan the Company up to an aggregate of $10,000,000 pursuant to a revolving line of credit, subject to certain limitations.

Additionally, the Company obtained a Waiver form Sterling Bank to allow Mint Texas, Jerry Parish, the Company’s Chief Executive Officer and Director and Victor Garcia, our Director, jointly and severally agreed to guaranty the repayment of the Moody Loan pursuant to individual Guaranty Agreements entered into in favor of Moody in connection with the Moody Loan. The amount outstanding under the Moody Loan is secured by a security interest in any leases made with such funds and the underlying vehicles.

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

Corporate History:

The Mint Leasing, Inc. (the “Company,” “Mint,” “we,” and “us”) was incorporated in Nevada on September 23, 1997 as Legacy Communications Corporation.

Effective July 18, 2008, The Mint Leasing, Inc., a Texas corporation, which was incorporated on May 19, 1999, and commenced operations on that date (“Mint Texas”), a privately-held company, completed the Plan and Agreement of Merger between itself and the Company (for the purposes of this paragraph, “Mint Nevada”), and the two shareholders of Mint Texas, pursuant to which Mint Nevada acquired all of the issued and outstanding shares of capital stock of Mint Texas.   In connection with the acquisition of Mint Texas, Mint Nevada issued 70,650,000 shares of common stock, and 2,000,000 shares of Series B Convertible Preferred stock to the selling stockholders and owners of Mint Texas.   Consummation of the merger did not require a vote of the Mint Nevada shareholders.  As a result of the acquisition, the shareholders of Mint Texas own a majority of the voting stock of Mint Nevada as described below, Mint Texas is a wholly-owned subsidiary of Mint Nevada, and the Company (Mint Nevada) changed its name to The Mint Leasing, Inc.   No prior material relationship existed between the selling shareholders and Mint Nevada, any of its affiliates, or any of its directors or officers, or any associate of any of its officers or directors.  Effective on July 18, 2008, our former operations as a developer and purchaser of radio stations ceased and since that date our operations have solely been the operations of Mint Texas, our wholly-owned subsidiary.

Unless otherwise stated, or the context suggests otherwise, the description of the Company’s business operations below includes the operations of Mint Texas, the Company’s wholly-owned subsidiary.

The board of directors approved a one-for-twenty reverse stock split (the “Reverse Stock Split”) with respect to shares of common stock outstanding as of July 16, 2008. Unless otherwise stated, all share amounts listed herein retroactively reflect the Reverse Stock Split.

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

On or around January 6, 2009, the Company, entered into a renewal of its $33,000,000 line of credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”).  As of June 30, 2009, our outstanding balance under the credit facility, which bears interest at the prime rate plus 1.5%, subject to a floor of 5.25%, was $31,559,828, and as such, the Company is unable to borrow any significant amount of additional funding under the credit facility as of the date of this filing.  The repayment of the credit facility is secured by a security interest over substantially all of the Company’s assets and leases, the personal guaranty of our Chief Executive Officer and Chairman, Jerry Parish and our Director, Victor Garcia, as well as $1,000,000 life insurance policies on Mr. Parish and Mr. Garcia.  Payments of interest and principal are due under the line of credit, beginning in May 2009, with the entire remaining balance of the line of credit due and payable on October 2, 2009.  Any amounts not paid under the line of credit when due accrue interest at the rate of 18% per annum. While the line of credit has been extended and increased by Sterling Bank in the past, there can be no assurance that Sterling Bank will agree to further extend or increase the line of credit.

Our credit facility with Sterling Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and Chairman fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.

Description of Business:

Mint Leasing is a company in the business of leasing automobiles and fleet vehicles throughout the United States. Most of its customers are located in Texas and six other states in the Southeast. Despite this, Mint Leasing has partnerships with more than 150 dealerships within 17 states. The credit analysts at Mint Leasing review every deal individually, refusing to depend on a target “beacon score” to determine authorization for each deal and instead relying on a common-sense approach for deal approval.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

For the three months ended June 30, 2009, total revenues were $5,764,187, compared to $15,720,744 for the three months ended June 30, 2008, a decrease in total revenues of $9,956,557 or approximately 63.3% from the prior period.  For the three months ended June 30, 2009, revenues from sales-type leases, net decreased $10,107,028 or 70.1% to $4,310,308 for the three months ended June 30, 2009, from $14,417,336 for the three months ended June 30, 2008.  Revenues from amortization of unearned income related to sales-type leases increased $150,471 or 11.5% to $1,453,879 for the three months ended June 30, 2009, from $1,303,408 for the three months ended June 30, 2008.

The decrease in revenues from sales-type leases, net was principally due to the lack of availability of financing to the Company, which the Company would have used to purchase vehicles and issue new leases as a result of the Company having no available borrowing amount under its line of credit with Sterling Bank during the three months ended June 30, 2009, compared to the three months ended June 30, 2008.

The increase in revenues due to amortization of unearned income related to sales-type leases was principally due to higher balances in the net investment in sales-type leases over an extended period of time.

The Company believes that its revenues were adversely affected during the three months ended June 30, 2009, due to its lack of access to funds, as the Company’s line of credit with Sterling Bank was substantially maxed out between December 31, 2008 and March 31, 2009, and remains substantially maxed out as of the date of this report.  The Company believes that if it had access to additional capital during the three months ended June 30, 2009, its revenues would have been similar to the Company’s revenues for the three months ended June 30, 2008.

Cost of revenues decreased $5,879,379 or 52.2% to $5,393,594 for the three months ended June 30, 2009, compared to $11,272,973 for the three months ended June 30, 2008.  Cost of revenues decreased mainly as a result of the lower revenue for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.

Gross profit decreased $4,077,178 or 91.7% to $370,593 for the three months ended June 30, 2009 compared to $4,447,771 for the three months ended June 30, 2008.  Gross profit decreased largely due to the 63.3% decrease in total revenue which was offset by the 52.2% decrease in total cost of revenues.

Gross profit as a percentage of revenues was approximately 6.4% for the three months ended June 30, 2009 compared to 28.3% for the three months ended June 30, 2008.  The decrease in gross profit as a percentage of revenues is primarily attributable to the fact that during the three months ended June 30, 2009, there was a higher percentage of vehicle leases related to vehicles reacquired from prior lessees, which do not afford the Company as high a margin as leases of newly purchased vehicles, compared to the number of new car leases during the three months ended June 30, 2008.

General and administrative expenses were $1,201,391 and $2,281,393, for the three months ended June 30, 2009 and June 30, 2008, respectively, constituting a decrease of $1,080,002 or 47.3% from the prior period.  The decrease in expenses was mainly associated with reduced overhead resulting from lower sales.

Loss before other expense from continuing operations was $830,798 for the three months ended June 30, 2009 compared to income of $2,166,378 for the three months ended June 30, 2008, resulting in a decrease of $2,997,176 or 138% from the prior period.  The increase in loss before other expense from continuing operations was due to the 63.3% decrease in revenues for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, offset by the 47.3% decrease in general and administrative expenses and the 52.2% decrease in cost of revenues.

Other expense, consisting solely of interest expense, was $443,254 and $523,664 for the three months ended June 30, 2009 and June 30, 2008, respectively.    The main reason for the $80,410 or 15.4% decrease in interest expense for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, was due to more favorable financing terms, mainly due to decreasing interest rates on our line of credit for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.

The Company had loss before cumulative effect of change in accounting principle and income tax provision of $1,274,052 for the three months ended June 30, 2009 compared to income of $1,642,714 for the three months ended June 30, 2008, a decrease in income from the prior period of $2,916,766 or 177.6%.

The Company had cumulative effect on prior years of changing the method of valuing the collectability of its net investment in sales-type leases of $4,812,471 for the three months ended June 30, 2008 compared to $0 for the three months ended June 30, 2009.

The Company had a benefit from income tax of $457,969 for the three months ended June 30, 2009, compared to provision for income tax of $0 for the three months ended June 30, 2008, when the Company was a subchapter “S” corporation.

The Company had a net loss of $816,083 for the three months ended June 30, 2009, compared to a net loss of $3,169,757 for the three months ended June 30, 2008, a decrease in net loss of $2,353,674 or 74.3% from the prior period.  The main reason for the decrease in net loss was the cumulative effect on the prior year of changing the valuing the collectability of its net investment in sales-type leases of $4,812,471 during the three months ended June 30, 2008, which was not represented during the three months ended June 30, 2009, and the $5,879,379 decrease in cost of revenues, which was offset by the $10,107,028 or 70.1% decrease in total revenues for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

For the six months ended June 30, 2009, total revenues were $12,007,119, compared to $29,627,172 for the six months ended June 30, 2008, a decrease in total revenues of $17,620,053 or approximately 59.5% from the prior period.  For the six months ended June 30, 2009, revenues from sales-type leases, net decreased $18,268,334 or 67% to $9,012,533 for the six months ended June 30, 2009, from $27,280,867 for the six months ended June 30, 2008.  Revenues from amortization of unearned income related to sales-type leases increased $648,281 or 27.6% to $2,994,586 for the six months ended June 30, 2009, from $2,346,305 for the six months ended June 30, 2008.

The decrease in revenues from sales-type leases, net was principally due to the lack of availability of financing to the Company, which the Company would have used to purchase vehicles and issue new leases as a result of the Company having no available borrowing amount under its line of credit with Sterling Bank during the six months ended June 30, 2009, compared to the six months ended June 30, 2008.  Additionally, the Company increased its inventory of used cars during the six months ended June 30, 2009, in anticipation of rising prices for used cars, which the Company has experienced during periods of prior recession and higher unemployment.

The increase in revenues due to amortization of unearned income related to sales-type leases was principally due to higher balances in the net investment in sales-type leases over an extended period of time.

The Company believes that its revenues were adversely affected during the six months ended June 30, 2009, due to its lack of access to funds, as the Company’s line of credit with Sterling Bank was substantially maxed out between December 31, 2008 and March 31, 2009, and remains substantially maxed out as of the date of this report.  The Company believes that if it had access to additional capital during the six months ended June 30, 2009, its revenues would have been similar to the Company’s revenues for the six months ended June 30, 2008.

Cost of revenues decreased $10,785,278 or 51.4% to $10,209,227 for the six months ended June 30, 2009, compared to $20,994,505 for the six months ended June 30, 2008.  Cost of revenues decreased mainly as a result of the lower revenue for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.

Gross profit decreased $6,834,775 or 79.2% to $1,797,892 for the six months ended June 30, 2009 compared to $8,632,667 for the six months ended June 30, 2008.  Gross profit decreased largely due to the 59.5% decrease in total revenue which was offset by the 51.4% decrease in total cost of revenues.

Gross profit as a percentage of revenues was approximately 15% for the six months ended June 30, 2009 compared to 29% for the six months ended June 30, 2008.  The decrease in gross profit as a percentage of revenues is primarily attributable to the fact that during the six months ended June 30, 2009, there was a higher percentage of vehicle leases related to vehicles reacquired from prior lessees, which do not afford the Company as high a margin as leases of newly purchased vehicles, compared to the number of new car leases during the six months ended June 30, 2008.

General and administrative expenses were $2,388,694 and $3,448,105, for the six months ended June 30, 2009 and June 30, 2008, respectively, constituting a decrease of $1,059,411 or 30.7% from the prior period.  The decrease in expenses was mainly associated with reduced overhead in connection with lower sales.

Loss before other expense from continuing operations was $590,802 for the six months ended June 30, 2009 compared to income of $5,184,562 for the six months ended June 30, 2008, resulting in a decrease of $5,775,364 or 111.4% from the prior period.  The increase in loss before other expense from continuing operations was due to the 59.5% decrease in revenues for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, offset by the 30.7% decrease in general and administrative expenses and 51.4% decrease in cost of revenues.

Other expense, consisting solely of interest expense, was $905,268 and $1,096,544 for the six months ended June 30, 2009 and June 30, 2008, respectively.   The main reason for the $191,276 or 17.4% decrease in interest expense for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, was due to more favorable financing terms, mainly due to decreasing interest rates on our line of credit for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.

The Company had loss before cumulative effect of change in accounting principle and income tax provision of $1,496,070 for the six months ended June 30, 2009 compared to income of $4,088,018 for the six months ended June 30, 2008, a decrease in income from the prior period of $5,584,088 or 136.6%.

The Company had cumulative effect on prior years of changing the method of valuing the collectability of its net investment in sales-type leases of $4,812,471 for the six months ended June 30, 2008 compared to $0 for the six months ended June 30, 2009.

The Company had a benefit from income tax of $532,210 for the six months ended June 30, 2009, compared to provision for income tax of $0 for the six months ended June 30, 2008, when the Company was a subchapter “S” corporation.

The Company had a net loss of $963,860 for the six months ended June 30, 2009, compared to a net loss of $724,453 for the six months ended June 30, 2008, an increase in net loss of $239,407 from the prior period.  The main reason for the increase in net loss was the cumulative effect on the prior year of changing the valuing of the collectability of its net investment in sales-type leases of $4,812,471 during the six months ended June 30, 2008, which was not represented during the six months ended June 30, 2009, and the $10,785,278 decrease in cost of revenues, which was offset by the $17,620,053 or 59.5% decrease in total revenues for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $44,296,138 as of June 30, 2009, which included cash and cash equivalents of $770,873, investment in sales-type leases, net of $42,010,781, and vehicle inventory of $1,514,484.  We had total assets of $44,589,444 consisting of total current assets of $44,296,138, property and equipment, net of $108,306 and other assets of $185,000.

We had total liabilities as of June 30, 2009 of $33,202,288, which included $292,043 of accounts payable and accrued liabilities, $31,559,828 of amount due under our credit facility with Sterling Bank (described in greater detail below), $915,117 of deferred income taxes and $435,300 of notes payable to related parties.

We had total working capital of $11,093,850 as of June 30, 2009.

On or around January 6, 2009, the Company, entered in a renewal of its $33,000,000 line of credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”).  As of June 30, 2009, our outstanding balance under the credit facility, which bears interest at the prime rate plus 1.5%, subject to a floor of 5.25%, was $31,559,828, and as such, the Company is unable to borrow any significant amount of additional funding under the credit facility as of the date of this filing.    The repayment of the credit facility is secured by a security interest over substantially all of the Company’s assets and leases, the personal guaranty of our Chief Executive Officer and Chairman, Jerry Parish and our Director, Victor Garcia, as well as $1,000,000 life insurance policies on Mr. Parish and Mr. Garcia.  Payments of interest and principal are due under the line of credit, beginning in May 2009, with the entire remaining balance of the line of credit due and payable on October 2, 2009.  Any amounts not paid under the line of credit when due accrue interest at the rate of 18% per annum. While the line of credit has been extended and increased by Sterling Bank in the past, there can be no assurance that Sterling Bank will agree to further extend or increase the line of credit.

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

On or around August 3, 2009, we entered into a Loan Agreement with Moody National Bank (“Moody” and the “Moody Loan”).  Pursuant to the Moody Loan, Moody agreed to loan the Company up to an aggregate of $10,000,000 pursuant to a revolving line of credit, subject to certain limitations.

Additionally, the Company obtained a Waiver from Sterling Bank to allow Mint Texas, Jerry Parish, the Company’s Chief Executive Officer and Director and Victor Garcia, our Director, to jointly and severally guaranty the repayment of the Moody Loan pursuant to individual Guaranty Agreements entered into in favor of Moody in connection with the Moody Loan. The amount outstanding under the Moody Loan is secured by a security interest in any leases made with such funds and the underlying vehicles. Sterling Bank agreed to allow the Moody Loan, subject to certain restrictions, including that the Company is required to segregate the assets and proceeds of any leases and cash flow associated with the Moody Loan from those associated with Sterling Bank’s loan.

The Company entered into a Revolving Line of Credit Promissory Note (the “Moody Note”) with Moody to evidence amounts borrowed pursuant to the Moody Loan.  Amounts borrowed under the Moody Loan bear interest at the prime rate as reported by Moody from time to time, plus 1% per annum, subject to a floor of 6% per annum.  Any amounts borrowed pursuant to the Moody Loan are due and payable on December 31, 2009.

Additionally, Jerry Parish, the Company’s Chief Executive Officer and Director, Victor Garcia, our Director, and Mint Texas jointly and severally agreed to guaranty the repayment of the Moody Loan pursuant to individual Guaranty Agreements entered into in favor of Moody in connection with the Moody Loan. The amount outstanding under the Moody Loan is secured by a security interest in any leases made with such funds and the underlying vehicles.

The Company has notes payable to Jerry Parish and Victor Garcia through its wholly-owned subsidiary, Mint Texas. The amount outstanding as of June 30, 2009 and December 31, 2008 was $435,300.  These note payables are non-interest bearing and due upon demand.  The Company imputed interest on these note payables at a rate of 8.75% per year.  Interest expense of $19,045 and $16,329 was recorded as contributed capital for the six months ended June 30, 2009 and 2008.

We had net cash provided by operating activities of $1,253,440 for the six months ended June 30, 2009, which was mainly due to an increase of $3,349,225 of net investment in sales-type leases and an increase of $272,957 in bad debt expense, offset by $963,860 of net loss, a decrease of $659,534 in inventory, a decrease of $105,730 in other assets, a decrease of $157,837 in accounts payable and accrued liabilities and a decrease of $532,210 in deferred income taxes.

We had $18,374 of net cash used in investing activities for the six months ended June 30, 2009, which was solely due to purchase of property, plant and equipment.

We had $1,345,172 of net cash used in financing activities for the six months ended June 30, 2009, which was due to $1,440,172 of payments on note payable offset by $95,000 of shareholder capital contribution, which represented payments made by our Chief Executive Officer, Jerry Parish, to a placement agent on our behalf.

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

ITEM 1A.  RISK FACTORS

Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in our Company. If any risks actually occur, our business and financial results could be negatively affected to a significant extent. There have been no material changes from the risk factors previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the Commission on May 20, 2009, and investors are encouraged to review such risk factors before making an investment in the Company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On or around July 17, 2009, we entered into a letter agreement (the “Letter Agreement”) to confirm certain terms of our February 17, 2009, Engagement Agreement with a third party (“Engagement Agreement”).  Pursuant to the Engagement Agreement, we agreed that the third party would be our exclusive financial advisor and placement agent for a proposed future sale of our securities.  Pursuant to the Letter Agreement, the third party agreed to waive any rights to any consideration pursuant to the Engagement Agreement in connection with the Moody funding (described above) in consideration for the grant by us to the third party of warrants to purchase 300,000 shares of our common stock at an exercise price of $0.50 per share. The warrants have a term of 5 years, include a cashless exercise provision and piggy-back registration rights, and the warrants were subsequently granted to the third party.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended since the foregoing grant did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

In July 2009, The Mint Leasing, Inc., a Texas corporation, the Company’s wholly-owned subsidiary (“Mint Texas”), acquired all of the outstanding securities of The Mint Leasing North, Inc., a Texas corporation, and as such, The Mint Leasing North, Inc., became a wholly-owned subsidiary of Mint Texas.

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

DATED: August 19, 2009
By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer and Chief Financial Officer,
Secretary and President
(Principal Executive Officer and Principal Accounting Officer)