Form 10-Q
period 2009-09-30
MINT LEASING INC
filed 2009-11-13
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

     As of November 13, 2009, there were outstanding 81,924,504 shares of the registrant’s common stock, $0.001 par value per share, which number does not include 150,000 shares which the registrant is in the process of cancelling.

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

PART I
FINANCIAL INFORMATION
Item1.  Financial Statements.
THE MINT LEASING, INC.
(FORMERLY LEGACY COMMUNICATIONS CORPORATION)
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS

Cash and cash equivalents	$514,898	$880,979
Investment in sales-type leases, net	37,038,605	45,632,963
Vehicle inventory	925,283	854,950
Property and equipment, net of accumulated depreciation of $190,920 and $143,844, respectively	92,613	121,316
Deferred income taxes receivable	661,237	-
Other assets	65,000	79,270

TOTAL ASSETS	$39,297,636	$47,569,478

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities	$281,674	$449,880
Credit facilities	29,685,535	33,000,000
Deferred income taxes payable	-	1,447,327
Notes payable to related parties	630,300	435,300
TOTAL LIABILITIES	30,597,509	35,332,507

STOCKHOLDERS' EQUITY:
Preferred stock Series A, 18,000,000 shares
authorized at $0.001 par value, 0 shares outstanding, respectively	-	-
Preferred stock Series B, 2,000,000 shares
authorized at $0.001 par value, 2,000,000
shares issued and outstanding	2,000	2,000
Common stock, 480,000,000 shares authorized
at $0.001 par value, 81,924,504 shares and 81,929,504 shares issued and outstanding
	81,925	81,930
Additional paid in capital	9,258,852	9,217,680
Retained earnings (deficit)	(642,650)	2,935,361
TOTAL STOCKHOLDERS' EQUITY	8,700,127	12,236,971

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$39,297,636	$47,569,478

“See accompanying notes to the unaudited consolidated financial statements”

THE MINT LEASING, INC.
(FORMERLY LEGACY COMMUNICATIONS CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ending	Nine Months Ending	Three Months Ending	Three Months Ending
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

REVENUES
Sales-type leases, net	$10,258,234	$33,117,312	$1,245,701	$6,705,960
Amortization of unearned income related to sales-type leases	4,882,086	3,645,543	1,887,500	1,299,238
TOTAL REVENUES	15,140,320	36,762,855	3,133,201	8,005, 198

COST OF REVENUES	15,300,641	27,550,211	5,091,414	5,564,760

GROSS PROFIT (LOSS)	(160,321)	9,212,644	(1,958,213)	2,440,438

GENERAL AND ADMINISTRATIVE EXPENSE	4,128,708	2,515,784	1,740,013	892,239

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE) FROM CONTINUING OPERATION	(4,289,029)	6,696,860	(3,698,226)	1,548,199

OTHER INCOME (EXPENSE)
Interest expense	(1,397,546)	(1,632,132)	(492,279)	(535,589)
Other income	-	41,299	-	5,397

TOTAL OTHER EXPENSE	(1,397,546)	(1,590,833)	(492,279)	(530,192)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE AND TAX	(5,686,575)	5,106,027	(4,190,505)	1,018,007

Cumulative effect on prior years of changing the method of determination of allowance for doubtful accounts	-	(4,812,471)	-	-

INCOME (LOSS) BEFORE TAX	(5,686,575)	293,556	(4,190,505)	1,018,007

Provision (Benefit) for Income Tax	(2,108,564)	3,130,000	(1,576,354)	3,130,000

NET LOSS	$(3,578,011)	$(2,836,444)	$ (2,614,151)	$(2,111,993)

Basic and diluted average shares outstanding	81,926,504	74,041,290	81,924,504	81,577,976

Basic and diluted earnings per share	$(0.04)	$(0.04)	$(0.03)	$(0.03)

“See accompanying notes to the unaudited consolidated financial statements”

THE MINT LEASING, INC.
(FORMERLY LEGACY COMMUNICATIONS CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,578,011)	$(2,836,444)
Adjustments to reconcile Net Loss to net cash (used) provided by operating activities:
Depreciation and Amortization	47,076	16,927
Bad debt allowance	1,065,646	2,080,024
Imputed interest on related party notes	28,567	24,494
Stock based consulting expense	12,600	-
Changes in operating assets and liabilities:
Net investment in sales-type leases	7,528,711	(14,792,473)
Inventory	(70,333)	(49,494)
Other assets	14,270	293,636
Accounts payable and accrued expenses	(168,204)	(962,304)
Deferred income taxes	(2,108,564)	3,130,000

Cash Provided by (used in) Operating Activities	2,771,758	(13,095,634)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(18,374)	(11,029)
Net Cash provided by (used in) investing activities	(18,374)	(11,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
		-
Payments on credit facilities	(3,761,838)	-
Proceeds from advances from credit facilities Proceeds from notes payable related parties	447,373 195,000	12,959,566 -
Proceeds from preferred stock issuance	-	185,000
Distribution to shareholders	-	(462,224)
Net Cash provided by (used in) financing activities	(3,119,465)	12,682,342

INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	(366,081)	(424,321)

CASH and CASH EQUIVALENTS, AT BEGINNING OF PERIOD	880,979	552,182
CASH and CASH EQUIVALENTS, AT END OF PERIOD	$514,898	$127,861

 “See accompanying notes to the unaudited consolidated financial statements”

THE MINT LEASING, INC.
(FORMERLY LEGACY COMMUNICATIONS CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION and NATURE OF BUSINESS ACTIVITY

A. Organization

The Mint Leasing, Inc. (“Mint” or “The Company") was incorporated in Nevada on September 23, 1997 as Legacy Communications Corporation.

Effective July 18, 2008, The Mint Leasing, Inc., a Texas corporation (“Mint Texas”), a privately held company, completed the Plan and Agreement of Merger between itself and the Company, and the two shareholders of Mint Texas, pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of Mint Texas.   In connection with the acquisition of Mint Texas described herein, the Company issued 70,650,000 shares of common stock and 2,000,000 shares of Series B Convertible Preferred stock to the selling stockholders.   Consummation of the merger did not require a vote of the Company’s shareholders.  As a result of the acquisition, the shareholders of Mint Texas own a majority of the voting stock of the Company, Mint Texas is a wholly-owned subsidiary of the Company, and the Company changed its name to The Mint Leasing, Inc.   No prior material relationship existed between the selling shareholders and the Company, any of its affiliates, or any of its directors or officers, or any associate of any of its officers or directors.

B.  Description of Business

Mint is a company in the business of leasing automobiles and fleet vehicles throughout the United States. Most of its customers are located in Texas and nine other states in the Southeast. Lease transactions are solicited and administered by the Company’s sales force and staff. Mint’s customers are primarily comprised of brand-name automobile dealers that seek to provide leasing options to their customers, many of whom would otherwise not have the opportunity to acquire a new or late-model-year vehicle.

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

B.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for doubtful accounts and the estimated unguaranteed residual values on the lease receivable contracts.

Although Mint attempts to mitigate credit risk through the use of a variety of commercial credit reporting agencies when processing customer applications, failure of the customers to make scheduled payments under their automobile lease contracts could have a material impact on the allowance for doubtful accounts.

Realization of unguaranteed residual values depends on many factors, several of which are not within the Company's control, including general market conditions at the time of the original lease contract's expiration, whether there has been unusual wear and tear on, or use of, the vehicle, the cost of comparable new vehicles and the extent, if any, to which the vehicle has become technologically or economically obsolete during the lease contract term. These factors, among others, could have a material impact on the estimated unguaranteed residual values.

C.  Revenue recognition

Sales-type leases

The Company’s customers typically finance vehicles over periods ranging from three to five years.  These financing agreements are classified as sales type leases as prescribed by the Financial Accounting Standards Board’s provisions related to accounting for leases.  Revenues representing the capitalized costs of the vehicles are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term.

For the nine months ended September 30, 2009 and 2008, amortization of unearned income totaled $4,882,086 and $3,645,543, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D.  Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of  the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s).  Cars that are reacquired are typically either released or sold at auction, with the related proceeds recorded in revenue.  Total cost of sales was $15,300,641 and $27,550,211 for the nine months ending September 30, 2009 and 2008, respectively.

E.  Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

F.  Allowance for Losses on Investment in sales-type leases

Provisions for losses on investment in sales-type leases are charged to operations in amounts sufficient to maintain the allowance for losses at a level considered adequate to cover probable credit losses inherent in our receivables related to sales-type leases.  The Company establishes the allowance for losses based on the determination of the amount of probable credit losses inherent in the financed receivables as of the reporting date.  The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, and other information in order to make the necessary judgments as to probable credit losses.  Assumptions regarding probable credit losses are reviewed periodically and may be impacted by actual performance of financed receivables and changes in any of the factors discussed above.  Bad debt expense for the nine months ended September 30, 2009 and 2008 was $1,113,657 and $1,260,361, respectively.

G.  Charge-off Policy

The Company’s policy is to charge off an account in the month in which the account is considered uncollectable.  In the third quarter the Company changed the method by which it estimates those accounts deemed uncollectible from an account by account evaluation to determining the accounts to be uncollectible at the time the notice for repossession of the vehicle is issued.

H.  Vehicle Inventory

Vehicle Inventory includes repossessed automobiles, as well as vehicles turned in at the conclusion of the lease.  Inventory of vehicles is stated at the lower of cost determined using the specific identification method, and market, determined by the NADA (industry guide) book value.

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

Cost and accumulated depreciation of assets as of September 30, 2009 and December 31, 2008 are as follows:

	September, 30, 2009	December 31, 2008
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,980	97,981
Computer and Office Equipment	179,573	161,199
	283,533	265,160
Less: Accumulated Depreciation	(190,920)	(143,844)
Net Property and Equipment	$92,613	$121,316

Expenditures for additions, major renewal and betterments are capitalized, and expenditures for maintenance and repairs are charged against income as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

Depreciation expense charged to operations was $47,076 and $16,927 for the nine months ended September 30, 2009 and 2008, respectively.

J. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the nine months ended September 30, 2009 and 2008 totaled $31,930 and $37,563, respectively.

K.  Income Taxes

The Company accounts for income taxes in accordance with the provisions issued by the Financial Accounting Standards Board (FASB). Under these provisions deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing currently enacted tax rates of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carry forwards.

Previously, the Company’s financial statements did not include a provision for Income Taxes because the taxable income of Mint is included in the Income Tax Returns of the Stockholders under the Internal Revenue Service "S" Corporation elections.  As an “S” Corporation the Company was eligible to and did elect to be taxed on a Cash Basis under the provisions of the Internal Revenue Service.

Upon completion of the July 18, 2008 transaction with Mint Texas as more fully described in Note 1, Mint ceased to be treated as an "S" Corporation for Income Tax purposes, resulting in (1) the imposition of income tax at the corporate level instead of the shareholder level and (2) the inability to continue to elect to be taxed on a Cash Basis resulting in a potential transitional income tax liability.

For interim financial reporting, the Company records the tax provision (benefit) based on its estimation of the effective tax rate for the year.  The Company has projected its annual estimated effective income tax rate to be 38% for 2009.  At September 30, 2009, the Company has a net deferred tax asset of $661,237 which is the result of the $2,108,564 tax benefit recorded due to the loss before tax of $5,686,575.

L. Earnings (Loss) per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  At September 30, 2009, there was no difference between basic and diluted loss per share as the effect of these potential common shares were anti-dilutive due to the net loss during the nine and three month periods ended September 30, 2009 and 2008.

M. Stock-based Compensation

Accounting standards issued by the FASB require the measurement and recognition of compensation expense for all share-based awards, made to employees, consultants, and directors, including employee stock options and warrants based on estimated fair values.  The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model.  The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding certain highly complex and subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, actual and projected employees’ stock option exercise behavior, and the trading volume of the Company’s stock.

N. Effect of new accounting pronouncements

In September 2008, FASB issued provisions regarding the accounting regarding instruments which are indexed to an entity’s own stock. These provisions trigger liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the Company’s functional currency or warrants with certain reset provisions to the strike price because of a “down-round” financing. The provisions are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. We adopted these provisions on January 1, 2009 and analyzed all of the outstanding options and none contained down-round reset exercise price features which would have precluded equity treatment.  Therefore, the adoption did not have a material impact on our financial position, results of operations or cash flows. In April 2009, the FASB issued provisions for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This provision amends and clarifies earlier guidance on business combinations to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This provision will be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not made any acquisitions that would require such disclosure during 2009.

In April 2009, the FASB issued additional guidance related to determining the fair value of a financial asset.  This provision clarified the application of earlier provisions related to determining fair value of financial assets by providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. This provision does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this provision requires comparative disclosures only for periods ending after initial adoption. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with FASB provisions. In the period of adoption, a reporting entity shall disclose a change, if any, in valuation technique and related inputs resulting from the application of this provision, and quantify the total effect of the change in valuation technique and related inputs, if practicable, by major category. We do not anticipate that this pronouncement will have a material impact on our results of operations or financial position.

In April 2009, the FASB staff issued guidance on interim disclosures about fair value of financial instruments. This provision amends early guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements and disclosures in summarized financial information at interim reporting periods. This provision does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this provision requires comparative disclosures only for periods ending after initial adoption. This provision did not have a material impact on our results of operations or financial position.

We adopted the provisions issued by FASB on January 1, 2008 related to fair value measurement. This provision defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. This provision applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. This provision clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the provision established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a non-recurring basis at September 30, 2009:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Cash and cash equivalents	$ -	$514,898	$-	$-
Investment in sales-type leases – net	-	-	37,038,605	-
Credit facilities	-	29,685,535	-	-
Notes payable to shareholders	-	535,300	-	-

The FASB provision became effective for us on January 1, 2008, and establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the nine months ended September 30, 2009, there were no applicable items on which the fair value option was elected. This FASB provision may impact our consolidated financial statements in the future.

NOTE 3 - CUMULATIVE EFFECT ADJUSTMENT UPON ADOPTION OF SAB 108

The Company applied the FASB provisions related to the application of the cumulative effect transition method in connection with the preparation of its interim financial statements for the nine months ended September 30, 2008.  The application of this provision resulted in a decrease of approximately $4,340,000 in Investment in Sales-Type Leases, an increase in the Allowance for Losses on Investment in Sales-Type Leases of $1,811,000 and a corresponding net increase in Total Costs of Revenues of $6,151,000 for the nine months ended September 30, 2008.

Prior to the adoption of this provision, the Company quantified misstatements using the income statement approach. It does not believe that any of the errors included in the table below are material under the income statement approach. As permitted, when first applying the guidance in this provision, prior periods were not restated.

The Company’s adjustments relate the valuation of the collectability of Sales-type Leases. Based on its approach for assessing misstatements prior to the adoption of the FASB provision for the cumulative effect transition method, it had previously concluded that these amounts were immaterial under the income statement approach.

NOTE 4 - NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2014. The following is a summary of the components of the Company’s net investment in sales-type leases at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Total Minimum Lease Payments to be Received	$39,145,935	$51,599,716
Residual Values	10,901,161	9,660,780
Lease Carrying Value	50,047,096	61,260,496
Less: Allowance for Uncollectible Amounts	(1,697,469)	(631,823)
Less: Unearned Income	(11,311,022)	(14,995,710)
Net Investment in Sales-Type Leases	$37,038,605	$45,632,963

NOTE 5 -NOTES PAYABLE

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with a bank to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to  tangible net worth ratio of 2.5 to one at December 31, 2009. At September 30, 2009, the availability under the $10,000,000 Revolver was limited to $2,500,000. The Revolver matures on December 31, 2009. The outstanding balance at September 30, 2009 was $447,373; with $2,052,627 available to the Company.

In addition, on or around October 27, 2009, the Company renewed the $33,000,000 revolving credit facility with another bank that matured on October 2, 2009 into a secured note payable (the “Note Payable”) for a twelve (12) month period.  The Note Payable bears interest at the prime rate plus 2% with a floor of 6%. The Note Payable is secured by purchased vehicles; related receivables associated with leased vehicles; assignment of life insurance policies on Jerry Parish and Victor Garcia, and the guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  Under the terms of the Note Payable the Company will make six monthly principal and interest payments of $650,000, five monthly principal and interest payments of $700,000, with the unpaid balance due at maturity on October 10, 2010. The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including, maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At September 30, 2009, the outstanding balance on the Note Payable was $29,238,162.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board’s provisions related to fair value requires disclosure of fair value information about financial instruments, whether recognized or not in our consolidated balance sheet. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. The provision excludes certain financial instruments and all non-financial instruments from the Company’s disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments as of September 30, 2009 are set forth below:

		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	$514,898	$514,898
Investment in sales-type leases – net	(b)	37,038,605	37,038,605

Financial liabilities:
Credit facilities	(c)	29,685,535	29,685,535
Notes payable to shareholders	(d)	535,300	535,300

(a)	The carrying value of cash and cash equivalents is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.

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

NOTE 7 -RELATED PARTY TRANSACTIONS

Under an informal arrangement, consulting fees totaling $225,500 and $205,500 were paid to a shareholder for services rendered during the nine months ended September 30, 2009 and 2008, respectively. The Company leased office space from VJ Holding, LLC, a limited liability corporation which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011 which included an adjacent property to be built, at the rate of $20,000 per month. Rent expense under the lease amounted to $180,000 and $100,000 for the nine months ended September 30, 2009 and 2008, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and VJ Holding, LLC through its wholly-owned subsidiary, Mint Texas. In 2009, Jerry Parish and VJ Holdings, LLC loaned the Company $95,000 and $100,000, respectively, for working capital. The amount outstanding as of September 30, 2009 and December 31, 2008 was $630,300 and $435,300, respectively.  These note payables are non-interest bearing and due upon demand.  The Company imputed interest on these note payables at a rate of 8.75% per year.  Interest expense of $28,567 and $24,494 was recorded as contributed capital for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 8 – CAPITAL STOCK TRANSACTIONS

On July 18, 2008, the Company entered into the following simultaneous transactions:

•Declaration of a 1:20 reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock, $.001 par value per share, outstanding as of July 16
2008 (the “Pre-Combination Common Stock”);

•Amendment and Restatement of the Company’s Articles of Incorporation to increase the authorized capital of the Company to 500,000,000 shares, $.001 par value per share, of which 480,000,000 shares are Common Stock, $.001 par value per share (the “Post-Combination Common Stock”), and 20,000,000 shares are
Preferred Stock, $.001 par value per share;

•Cancellation of 185,000 shares of the Company’s Series A Redeemable Preferred Stock, $.001 par value per share (the “Series A Preferred Stock”) which had been previously issued in a private placement pursuant to a Stock Purchase Agreement (the “Stock Purchase Agreement”) for an aggregate purchase price of
$185,000;

•Amendment of the Company’s Amended and Restated Articles of Incorporation to change the name of the Company from Legacy Communications
Corporation to The Mint Leasing, Inc.;

•Adoption of a Certificate of Designations for the Company’s Series B  Preferred Stock, $.001 par value per share (the “Series B Preferred Stock”) having voting rights equal to the voting rights of all other shares of voting stock plus one vote;

•Acquisition of all of the outstanding shares of The Mint Leasing, Inc., a Texas corporation (“Mint Texas”), from private stockholders in exchange for
70,650,000 shares of Post-Combination Common Stock and 2,000,000 shares of Series B Convertible Preferred Stock, $.001 par value per share (the “Series B
Preferred Stock”) pursuant to the terms of an Agreement and Plan of Reorganization (the “Reorganization Agreement”); and

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

On or around July 17, 2009, we entered into a letter agreement (the “Letter Agreement”) to confirm certain terms of our Engagement Agreement with a placement agent. Pursuant to the Letter Agreement, the agent agreed to waive any rights to any consideration pursuant to the Engagement Agreement in connection with the Moody funding (described below) in consideration for the grant by us of warrants to purchase 300,000 shares of our common stock at an exercise price of $0.50 per share, which warrants have a term of 5 years, include a cashless exercise provision and piggy-back registration rights, which warrants were subsequently granted.  The Company recorded $12,600 of consulting expense in the third quarter of 2009 and a similar amount in additional paid in capital. The $12,600 of consulting expense was calculated as the fair market value of the warrants using the Black-Scholes option pricing model.  The significant variables used in the calculation were; stock price of $0.17/share; $0.50/share exercise price of warrant; volatility of 88%; time to expiration of 1,750 days; and risk free interest rate of 2.31%. The Company further discounted the value by 50% due to trading volume activity.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk are primarily cash equivalents, and finance receivables. Our cash equivalents are placed through various major financial institutions.  At September 30, 2009, the Company had no funds on deposit which were over the FDIC insurance limits. Our leases primarily represent contracts with consumers residing throughout the United States, with customers located in Texas, Arkansas, Mississippi, Alabama, Georgia, Tennessee and Florida. No other state accounted for more than 10% of our receivables.  As our primary business is the leasing of vehicles to individuals; no single customer represents 5% of our revenue in any 12 month period.

Legal Proceedings

As a consumer leasing company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers and/or shareholders. As the assignee of finance contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of any such pending or threatened litigation will not be material to our consolidated financial position or our results of operations and cash flows.

NOTE 10 – OTHER ASSETS

In late February 2009, the Company engaged a third party to help the Company secure a planned private placement, $100,000 was paid upfront and then the Company paid an additional $320,000 in connection with ongoing negotiations with a potential investor. The Company also paid a $45,000 due diligence fee. The total amount is expensed during the period ended September 30, 2009.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

For the nine months ended September 30, 2009 and 2008, the Company made interest payments in the amount of $1,336,945 and 1,626,922, respectively and zero cash payments for income taxes. In addition, in May 2009, 5,000 shares of the Company’s common stock were cancelled for no cash or other consideration.

NOTE 12 – SUBSEQUENT EVENTS

As described in Note 5 above, the Sterling Bank $33,000,000 revolving credit facility was renewed on or around October 27, 2009.  There were no other events through November 13, 2009, which would have a material impact on these financial statements or require modification to the disclosures included herein.

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

On or around January 6, 2009, the Company, entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  The Company entered into a renewal of the revolving credit facility effective the same date in October 2009 for a twelve month period.  The new Secured Note Payable (“Note Payable”) bears interest at the prime rate plus 2% with a floor of 6%. The Note Payable is secured by vehicles; related receivables associated with leased vehicles; assignment of life insurance policies on Jerry Parish and Victor Garcia, and the guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  Under the terms of the Note Payable the Company will be make six monthly principal and interest payments of $650,000, five monthly principal and interest payments of $700,000, with the unpaid balance due at maturity on October 5, 2010. The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including, maximum allowable operating expenses associated the servicing of the lease contracts securing the Note Payable.  At September 30, 2009, the outstanding balance on the Note Payable was $29,238,162. Under the terms of the January 6, 2009 renewal and the Note Payable the Company has been and will continue to be unable to borrow any new funds under the credit facilities.

Our credit facilities with Sterling Bank require us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and Chairman fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with a bank to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009. At September 30, 2009, the availability under the $10,000,000 Revolver was limited to $2,500,000. The Revolver matures on December 31, 2009. The outstanding balance at September 30, 2009 was $447,373; with $2,052,627 available to the Company.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

As a result of the current economic environment, the Company will focus its operations for the next twelve months to the Texas market. The Company will focus most of its marketing efforts to re-enforcing existing auto dealer relationships and developing new business relationships with auto dealers in the state of Texas.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

For the three months ended September 30, 2009, total revenues were $3,133,201, compared to $8,005,198 for the three months ended September 30, 2008, a decrease in total revenues of $4,871,997 or approximately 60.9% from the prior period.  For the three months ended September 30, 2009, revenues from sales-type leases, net decreased $5,460,259 or 81.4% to $1,245,701 for the three months ended September 30, 2009, from $6,705,960 for the three months ended September 30, 2008.  Revenues from amortization of unearned income related to sales-type leases increased $588,262 or 45.3% to $1,887,500 for the three months ended September 30, 2009, from $1,299,238 for the three months ended September 30, 2008.

The $5,460,259 decrease in revenues from sales-type leases, net was primarily due the Company’s limited ability to purchase vehicles and issue new leases as a result of the Company’s restricted borrowing capacity during the three months ended September 30, 2009, compared to the three months ended September 30, 2008.  The Company was unable to borrow any funds under the Sterling Bank facility and the Moody Bank facility was not available to the Company for the entire period. The Company believes that if it had access to additional capital during the three months ended September 30, 2009, its revenues would have been similar to the Company’s revenues for the three months ended September 30, 2008.

Cost of revenues decreased $473,346 or 8.5% to $5,091,414 for the three months ended September 30, 2009, compared to $5,564,760 for the three months ended September 30, 2008.  Cost of revenues decreased mainly as a result of the lower revenue for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.  The decrease in cost of revenues resulting from lower revenues was significantly offset by higher costs associated with early termination of leases and repossessions of leased vehicles.

Gross profit decreased $4,398,651 or 180.2% to a gross loss of $1,958,213 for the three months ended September 30, 2009 compared to a gross profit of $2,440,438 for the three months ended September 30, 2008.  Gross profit for the period decreased primarily as a result of significantly higher costs incurred associated with early termination of leases and repossessions and the reduction in the volume of lease transactions completed by the Company due to its limited access to capital, discussed above, to purchase vehicles to lease to customers.

General and administrative expenses were $1,740,013 and $892,239, for the three months ended September 30, 2009 and September 30, 2008, respectively, constituting an increase of $847,774 or 95.0% from the prior period.  The increase in general and administrative expenses was the result of the Company increasing its allowance for doubtful accounts by $840,700 and unusually high legal and accounting expenses of approximately $146,000.  These increases in bad debt and legal and accounting expenses were offset by reductions in other general and administrative expenses as the Company downsized its administrative staffing and expenses to accommodate the reduced volume of activity for the period.

Loss before other expense from continuing operations was $3,698,226 for the three months ended September 30, 2009 compared to income of $1,548,199 for the three months ended September 30, 2008, resulting in a decrease of $5,246,425 or 338.9% from the prior period.  The increase in loss before other expense from continuing operations was due to the 60.9% decrease in revenues; the significant costs incurred associated with early termination of leases and repossessions, which are included in cost of goods sold; the $840,700 charge for bad debt expenses, and the high legal and accounting expenses incurred during the three months ended September 30, 2009, compared to the same period in 2008.

Other expense, consisting mainly of interest expense, was $492,279 and $535,589 for the three months ended September 30, 2009 and September 30, 2008, respectively.   The $43,310 or 8.1% decrease in interest expense for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, was mainly due to decreasing interest rates on our credit facilities and approximately a $2.6 million lower debt balance for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.

The Company had a benefit from income tax of $1,576,354 for the three months ended September 30, 2009, compared to provision for income tax of $3,130,000 for the three months ended September 30, 2008. In 2009, the Company records its income tax provision using an estimated effective tax rate for the year of 38%.  In the third quarter of 2008 the Company’s tax provision included a deferred tax provision of $2,750,000 for taxes which may become payable as a consequence of the Company no longer being eligible to elect to be taxed as an “S” Corporation under the IRS regulations.

The Company had a net loss of $2,614,151 for the three months ended September 30, 2009, compared to a net loss of $2,111,993 for the three months ended September 30, 2008, an increase in net loss of $502,158 or 23.8% from the prior period.  The increase in net loss was the cumulative effect of the 60.9% decrease in revenues; the significant costs incurred associated with early termination of leases and repossessions; the $840,700 charge for bad debt expenses, and the high legal and accounting expenses incurred during the three months ended September 30, 2009 compared to the same period in 2008.  The cumulative $5,208,512 negative impact on earnings of these items was offset by the $4,706,354 reduction in the tax provision for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

For the nine months ended September 30, 2009, total revenues were $15,140,320, compared to $36,762,855 for the nine months ended September 30, 2008, a decrease in total revenues of $21,622,535 or 58.8% from the prior period.  For the nine months ended September 30, 2009, revenues from sales-type leases, net decreased $22,859,078 or 69.0% to $10,258,234 for the nine months ended September 30, 2009, from $33,117,312 for the nine months ended September 30, 2008.  Revenues from amortization of unearned income related to sales-type leases increased $1,236,543 or 33.9% to $4,882,086 for the nine months ended September 30, 2009, from $3,645,543 for the nine months ended September 30, 2008.

The $22,859,078 decrease in revenues from sales-type leases, net was primarily due to the Company’s limited ability to purchase vehicles and issue new leases as a result of the Company’s restricted borrowing capacity during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  The Company was unable to borrow any funds under the Sterling Bank facility and the Moody Bank facility was not available to the Company until midway through the third quarter. The Company believes that if it had access to additional capital during the nine months ended September 30, 2009, its revenues would have been similar to the Company’s revenues for the nine months ended September 30, 2008.

Cost of revenues decreased $12,249,570 or 44.5% to $15,300,641 for the nine months ended September 30, 2009, compared to $27,550,211 for the nine months ended September 30, 2008.  Cost of revenues decreased mainly as a result of the lower revenue for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  The reduction of costs of revenues as a result of lower revenues was partially offset by higher costs associated with early lease terminations and repossessions of vehicles.

Gross profit decreased $9,372,965 or 101.7% to a gross loss of $160,321 for the nine months ended September 30, 2009 compared to a gross profit of $9,212,644 for the nine months ended September 30, 2008.  Gross profit decreased largely due to the 69.0% decrease in revenues from sales-type leases, net and increased cost of revenues associated with early lease terminations and repossessions of vehicles.

Gross profit as a percentage of revenues was a negative 1.1% for the nine months ended September 30, 2009 compared to 25.1% for the nine months ended September 30, 2008.  The decrease in gross profit as a percentage of revenues is primarily attributable to the significant costs incurred in the third quarter associated with early termination of leases and repossessions of vehicles.  In addition, during the nine months ended September 30, 2009, the percentage of vehicle leases related to vehicles reacquired from prior lessees (which do not afford the Company as high a margin as leases of newly purchased vehicles), to all leased vehicles was higher in comparison to the percentage for the nine months ended September 30, 2008.

General and administrative expenses were $4,128,708 and $2,515,784, for the nine months ended September 30, 2009 and September 30, 2008, respectively, for an increase of $1,612,924 or 64.1% from the prior period.  The increase in general and administrative expenses were primarily the result of higher costs associated with bad debt expenses, legal and accounting, and consulting costs incurred in the efforts to obtain additional financing for the business.

Other expense, consisting mainly of interest expense, was $1,397,546 and $1,632,132 for the nine months ended September 30, 2009 and September 30, 2008, respectively.   The main reason for the $234,586 or 14.4% decrease in interest expense for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, was mainly due to decreasing interest rates on our credit facilities and lower outstanding debt balances for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.

The Company had cumulative effect on prior years of changing the method of valuing the collectability of its net investment in sales-type leases of $4,812,471 for the nine months ended September 30, 2008 compared to $0 for the nine months ended September 30, 2009.

The Company had a benefit from income tax of $2,108,564 for the nine months ended September 30, 2009, compared to provision for income tax of $3,130,000 for the nine months ended September 30, 2008. In 2009 the Company records its income tax provision using an estimated effective tax rate for the year of 38%.  In the third quarter of 2008, the Company’s tax provision included a deferred tax provision of $2,750,000 for taxes which may become payable as a consequence of the Company no longer being eligible to elect to be taxed as an “S” Corporation under the IRS regulations.

The Company had a net loss of $3,578,011 for the nine months ended September 30, 2009, compared to a net loss of $2,836,444 for the nine months ended September 30, 2008, an increase in net loss of $741,567 or 26.1% from the prior period.  The increase in net loss was the cumulative effect of the 58.8% decrease in revenues; the significant costs incurred associated with early termination of leases and repossessions of vehicles incurred during the third quarter; an overall reduction in gross margin achieved on lease transactions; and the general and administrative costs associated with bad debt expenses, legal and accounting and consulting expenses incurred during the nine months ended September 30, 2009 compared to the same period in 2008.  The cumulative $5,980,130 negative impact on earnings of these items was offset by the $5,238,564 reduction in the tax provision for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $39,297,636 as of September 30, 2009, which included cash and cash equivalents of $514,898, investment in sales-type leases, net of $37,038,605, vehicle inventory of $925,283, property and equipment, net of $92,613, deferred tax asset of $661,237, and other assets of $65,000.

We had total liabilities as of September 30, 2009, of $30,502,509, which included $281,674 of accounts payable and accrued liabilities, $29,685,535 of amount due under our credit facilities (described in greater detail below), and $535,300 of notes payable to related parties.

On or around January 6, 2009, the Company, entered in a renewal of its $33,000,000 line of credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”).  Under the terms of the January 2009 renewal the Company was required to make monthly principal and interest payment of approximately $870,000 and the outstanding balance would be due on October 5, 2009.  Effective October 5, 2009, the Company executed a twelve month renewal and extension of the $33,000,000 line of credit facility with Sterling Bank (the “October Renewal”). Under the terms of the October Renewal the line of credit was converted to a Note Payable.  The Note Payable bears interest at the prime rate plus 2% with a floor of 6%. The Note Payable is secured by purchased vehicles; related receivables associated with leased vehicles; assignment of life insurance policies on Jerry Parish and Victor Garcia, and the guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  Under the terms of the Note Payable, the Company will make six monthly principal and interest payments of $650,000, five monthly principal and interest payments of $700,000, with the unpaid balance due at maturity on October 5, 2010. The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including, maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At September 30, 2009, the outstanding balance on the Note Payable was $29,238,162.

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

The Company entered into a Revolving Line of Credit Promissory Note (the “Moody Note”) with Moody to evidence amounts borrowed pursuant to the Moody Loan.  Amounts borrowed under the Moody Loan bear interest at the prime rate as reported by Moody from time to time, plus 1% per annum, subject to a floor of 6% per annum.  Any amounts borrowed pursuant to the Moody Loan are due and payable on December 31, 2009. At September 30, 2009 the outstanding borrowings under the Moody Loan were $447,373 and the Company had an additional $2,052,627 available to it under the facility.

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

The Company has notes and advances payable to Jerry Parish, Victor Garcia and an affiliate through its wholly-owned subsidiary, Mint Texas of $630,300 and $435,300 as of September 30, 2009 and December 31, 2008, respectively.  These note and advances payable are non-interest bearing and subordinated to the credit facilities with the banks. The Company imputed interest on these note payables at a rate of 8.75% per year.  Interest expense of $28,567 and $24,494 was recorded as contributed capital for the nine months ended September 30, 2009 and 2008.

We generated $2,771,758 in cash provided by operating activities for the nine months ended September 30, 2009, which was mainly due to collections and reductions of net investment in sales-type leases of $7,528,711.  Non-cash charges for bad debt expense, depreciation and amortization and imputed interest were $1,065,646, $47,076, and $28,567, respectively, for the period also contributed positively to the cash provided by operating activities. Those items which negatively impacted the cash provided by operations for the nine months ended September 30, 2009, included the net loss of $3,578,011; the deferred tax benefit of $2,108,564; a reduction in accounts payable and accrued liabilities of $168,204; increases in other assets of $14,270, and inventory of $70,333.

We had $18,374 of net cash used in investing activities for the nine months ended September 30, 2009, which was solely due to purchase of property, plant and equipment.

We had $3,119,465 of net cash used in financing activities for the nine months ended September 30, 2009, which was due to $3,761,838 of payments on notes payable offset by $447,373 of proceeds from borrowings on the Moody Loan; $100,000 advance from an affiliated company, and a $95,000 loan from our Chief Executive Officer, Jerry Parish.

We believe that the Company has adequate cash flow being generated from its investment in sales-type leases and inventories to meet its financial obligations to the banks in an orderly manner, provided, we are able to continue to renew the current credit facilities when they come due and the outstanding balances are amortized over a four to five year period.  The Company has historically been able to negotiate such renewals with its lenders.  However, there is no assurance that the Company will be able to negotiate such renewals in the future on terms that will be acceptable to the Company. In the future, if we are not able to negotiate renewals and/or expansion of our current credit facilities we may be required to seek additional capital by selling debt or equity securities. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that such financing will be available to the Company in amounts or on terms acceptable to us, or at all.

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

From time to time, we may become a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

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

On September 30, 2009, the Company and Jerry Parish, the Company’s President and Director, entered into a Mutual Release and Termination Agreement with third parties who were the holders of 8,278,872 shares of the Company’s common stock and warrants to purchase an additional 2,100,000 common shares at prices ranging from $0.10 to $2.00 per share.  Mr. Parish personally paid $250,000 in cash and delivered 125,000 shares of Arrayit Corporation which he personally held to the third parties for the 8,278,872 shares of the Company’s common stock. The third parties also agreed to cancel warrants to purchase the 2,100,000 shares of the Company’s common stock.  In addition to the transfer of the shares, all parties to the agreement agreed to release and discharge each other from any and all claims or rights which any party may have owed to any other party.  As a consequence of the agreement, the third parties also agreed to waive any rights they may have had to the issuance of additional shares of the Company’s common stock in consideration for the conversion of certain promissory notes of the Company dating from 2005, 2006 and 2007.

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

On September 30, 2009, the Company and Jerry Parish, the Company’s President and Director, entered into a Mutual Release and Termination Agreement with third parties who were the holders of 8,278,872 shares of the Company’s common stock and warrants to purchase an additional 2,100,000 common shares at prices ranging from $0.10 to $2.00 per share.  Mr. Parish personally paid $250,000 in cash and delivered 125,000 shares of Arrayit Corporation which he personally held to the third parties for the 8,278,872 shares of the Company’s common stock. The third parties also agreed to cancel warrants to purchase the 2,100,000 shares of the Company’s common stock.  In addition to the transfer of the shares, all parties to the agreement agreed to release and discharge each other from any and all claims or rights which any party may have owed to any other party.  As a consequence of the agreement, the third parties also agreed to waive any rights they may have had to the issuance of additional shares of the Company’s common stock in consideration for the conversion of certain promissory notes of the Company dating from 2005, 2006 and 2007.

On October 28, 2009, the Board of Directors of the Company appointed Warren L. Williams as interim Chief Financial Officer of the Company as the Company conducts a search for a permanent Chief Financial Officer.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
3.1(2)	Amended and Restated Articles of Incorporation
3.2(2)	Amended and Restated Bylaws
3.3(3)	Amendment to the Bylaws of the Company
4.1(1)	Incentive Stock Option for 2,000,000 shares
4.2(1)	Consulting Agreement dated September 1, 2007
4.3(1)	Consulting Agreement dated June 1, 2007
4.4(1)	Common Stock purchase warrant for 1,050,000 shares
4.5(1)	Common Stock purchase warrant for 1,050,000 shares
4.6(1)	Note Conversion Agreement dated July 18, 2008
4.7(1)	Designation of Series B Convertible Preferred Stock
4.8(2)	2008 Directors, Officers, Employees and Consultants Stock Option, Stock Warrant and Stock Award Plan
10.1(1)
Agreement and Plan of Reorganization among Legacy Communications Corporation, The Mint Leasing, Inc., a Texas corporation, and the shareholders of the Mint Leasing, Inc., dated July 18, 2008 (without Exhibits).

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Voting Trust Agreement between Jerry Parish and Victor Garcia
10.6(5)	Modification, Renewal and Extension Agreement with Sterling Bank
14.1(1)	Code of Ethics dated July 18, 2008
21.1(5)	Subsidiaries
31.1*	Certificate of the Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

THE MINT LEASING, INC.

DATED: November 13, 2009
By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer,
Secretary and President