Form 10-K
period 2009-12-31
MINT LEASING INC
filed 2010-03-26
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer[ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

The issuer's revenues for the most recent fiscal year ended December 31, 2009 were $16,996,135.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on June 30, 2009, was approximately $670,951.

As of March 25, 2010, the issuer had 82,224,504 shares of common stock, $0.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [   ] No [X]

THE MINT LEASING, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2009
INDEX

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	30

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-K, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

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

With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we caution that, while we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by applicable law, including the securities laws of the United States and/or if the existing disclosure fundamentally or materially changes, we do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

INDUSTRY DATA

In this Form 10-K, we may rely on and refer to information regarding the automobile industry from market research reports, analyst reports and other publicly available information.  Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Corporate History

The Mint Leasing, Inc. (the “Company,” “Mint,” “we,” and “us”) was incorporated in Nevada on September 23, 1997 as Legacy Communications Corporation.

Effective July 18, 2008, The Mint Leasing, Inc., a Texas corporation, which was incorporated on May 19, 1999, and commenced operations on that date (“Mint Texas”), a privately-held company, completed the Plan and Agreement of Merger between itself and the Company (for the purposes of this paragraph, “Mint Nevada”), and the two shareholders of Mint Texas, pursuant to which Mint Nevada acquired all of the issued and outstanding shares of capital stock of Mint Texas.   In connection with the acquisition of Mint Texas, Mint Nevada issued 70,650,000 shares of common stock, and 2,000,000 shares of Series B Convertible Preferred stock to the selling stockholders and owners of Mint Texas.   Additionally, the Company granted stock options to purchase 2,000,000 shares of common stock to Mr. Parish.  The exercise price of the options is $3.00 per share, and the options expire in 2018.  One-third of the options vest to Mr. Parish on the first, second and third anniversary of the grant date (July 28, 2008).  Consummation of the merger did not require a vote of the Mint Nevada shareholders.  As a result of the acquisition, the shareholders of Mint Texas own a majority of the voting stock of Mint Nevada as described below, Mint Texas is a wholly-owned subsidiary of Mint Nevada, and the Company (Mint Nevada) changed its name to The Mint Leasing, Inc.   No prior material relationship existed between the selling shareholders and Mint Nevada, any of its affiliates, or any of its directors or officers, or any associate of any of its officers or directors.  Effective on July 18, 2008, our former operations as a developer and purchaser of radio stations ceased and since that date our operations have solely been the operations of Mint Texas, our wholly-owned subsidiary.

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

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  The Company entered into a renewal of the revolving credit facility effective the same date in October 2009 for a twelve month period.  The new Secured Note Payable (“Note Payable”) bears interest at the prime rate plus 2% with a floor of 6%. The Note Payable is secured by vehicles; related receivables associated with leased vehicles; assignment of life insurance policies on Jerry Parish and Victor Garcia, and the guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  Under the terms of the Note Payable the Company will make six monthly principal and interest payments of $650,000 and five monthly principal and interest payments of $700,000, with the unpaid balance due at maturity on October 5, 2010. The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At December 31, 2009, the outstanding balance on the Note Payable was $27,785,077. Under the terms of the January 6, 2009 renewal and the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities.

Our credit facility with Sterling Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and Chairman fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.  At December 31, 2009, the Company was in compliance with all debt covenants under the credit facility with Sterling Bank.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009, which the Company was not in compliance with. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extends the maturity date of the facility to March 1, 2011; reduces the amount available under the facility to $2,500,000; fixes the interest rate on the facility at 6.5%, and provides for 11 monthly payments of principle and interest of $37,817 with the remaining balance due at maturity.

Description of Business

Mint Leasing is a company in the business of leasing automobiles and fleet vehicles throughout the United States. Mint Leasing has partnerships with more than 500 dealerships within 17 states. However, most of its customers are located in Texas and six other states in the Southeast, with the majority of the leases originated in 2009 with customers in the state of Texas.  The credit analysts at Mint Leasing review every deal individually, refusing to depend on a target “beacon score” to determine authorization for each deal and instead relying on a common-sense approach for deal approval.

Lease transactions are solicited and administered by the Company’s sales force and staff. Mint’s customers are directed to the Company by brand-name automobile dealers that seek to provide leasing options to their customers, many of whom would otherwise not have the opportunity to acquire a new or late-model-year vehicle.  The Company’s sales are principally accomplished through the Company’s sales force, which includes seven full-time employees.  The Company’s primary marketing and sales strategy is to market to automobile dealers that have established a history of directing customers to the Company.

Industry Segment

With the average cost of new cars rising annually, it is becoming increasingly vital for consumers to understand the alternative financing options at their disposal. This is one of the core missions of Mint Leasing – to educate the average consumer about financing alternatives. It is imperative that consumers understand that by choosing to lease the vehicle, rather than purchase, they may reduce their risk and save money. Mint Leasing believes it provides consumers with the best of both worlds – the ability to drive their dream car, without having to spend more than they can afford. With car and housing prices at all time highs over the past decade; the auto leasing industry has increased in popularity.

Many consumers are choosing to lease vehicles due to a significant decline in their disposable incomes. During this decline, the Internal Revenue Service (“IRS”) made substantial changes to the tax structures associated with the purchasing and leasing of vehicles. These changes included the elimination of many tax deductions associated with purchasing a car (some of which the new administration has taken steps to re-implement), and the inclusion of many tax deductions for leasing. Thus, the IRS has recently provided tax benefits to the lessee that were not available to an owner of an automobile, which have partially led to the increase in leases. Since those tax laws were changed, leasing has enjoyed a steady increase in popularity over the past decade, the popularity of which has only recently declined as a result of the recent credit crunch and economic downturn.   However, as stated below, the Company believes that its leasing options, which appeal to those consumers who are unable to obtain a traditional dealership lease will be positively affected by the recent decline in dealer leases and leasing options.

The Benefits of an Auto Lease

Mint Leasing maintains two significant, distinct client sectors – (1) The Franchise Dealer and (2) The Individual Consumer.

The Franchise Dealer

The Chief Executive Officer and Chairman of Mint Leasing, Jerry Parish, has been a part of the automobile industry for most of his adult life. It is through his knowledge, reputation and expertise that Mint Leasing has forged hundreds of partnerships with dealers across the United States.

Mint Leasing maintains these relationships with dealerships based on the Company’s innovative lease structure. By partnering with Mint Leasing, dealers are provided the opportunity to attract consumers who would otherwise fail to meet their financing standards. We believe that this availability permits franchise dealers to increase their client base, move inventory, and reduce the risk of default, resulting in an increase in profit. In addition to these benefits, Mint Leasing provides a unique payment structure which we believe actually increases the dealer’s profit in the sale.  Upon verification of a consumer’s credit and execution of the lease, Mint Leasing will purchase the vehicle the consumer desires to lease directly from the dealer. The newly purchased vehicle, which is owned by Mint Leasing, is leased by Mint Leasing directly to the consumer as described in greater detail below.

We believe these benefits provide Franchise Dealers with an ideal partnership with Mint Leasing.

The Individual Consumer

While the Company’s primary customer is the Franchise Dealer, Mint Leasing’s financial relationship is with the consumer/lessee of the vehicle. The benefits of offering leasing alternatives are clear for the dealer – leasing provides yet another option for consumers looking to purchase (or lease) a new vehicle. The benefits to the consumer are less clear.

We believe that the choice to lease always provides one automatic benefit to the consumer – the lack of initial cash expenditure. With leasing there is normally a small amount of cash necessary to “close the deal”. At Mint Leasing, the necessity of a “down payment” is determined by the customer’s credit score. As with most terms, a Mint Leasing lease can be structured to meet the individual consumer’s needs. Also, the tax benefits of an auto lease may exceed those of a loan. With an auto loan, the buyer is typically required to pay the sales tax up front in a lump sum. However, with an auto lease the lessee is permitted to amortize the sales tax over the course of the lease, thereby reducing the up front costs.

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

The Advantages of Mint Leasing

Mint Leasing offers a different approach to auto financing. Mint Leasing doesn’t rely on Finance Managers and salesmen to verify customers’ applications. Mint Leasing relies on their trained, experienced credit analysts to verify every transaction. Mint Leasing has entered into financial relationships with over 500 dealerships as a premier source for outside financing. Because the agreements with the dealerships have been pre-negotiated, Mint Leasing is able to quickly and efficiently respond to the dealerships and the individual customer’s immediate needs.

As a partner with the dealership, the finance manager/sales consultant at the dealership can enter the application information into the sales office computer while sitting beside the customer. The application is then instantly transmitted to Mint Leasing for approval. Approvals are displayed instantly, allowing the franchise dealer to quickly close the transaction.

Rather than rely on a weighted average credit score of the end customer, Mint Leasing chooses to apply a common sense approach to financing. While the customer’s credit score is taken into account, there is no minimum, or “beacon score” to determine approval. However, Mint Leasing does recognize the inherent risk in lending to non-prime or sub-prime borrowers.

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

Repossession Rate

The Mint Leasing repossession rate for 2009 and 2008 has been approximately 16% of total units out on lease.

Marketing and Advertising:

The Company markets its leasing products through its partnerships with dealerships and representatives in such dealerships.  The Company also advertises its vehicles on Autotrader.com, ebay.com and on the radio. The Company’s advertising costs for the year ended December 31, 2009 totaled $33,353 and advertising costs for the year ended December 31, 2008 totaled $25,631.

Competition:

The automobile leasing industry is highly competitive. The Company currently competes with several larger competitors such as Americredit Corp. and Americas Car Mart. Although we believe that our services compare favorably to our competitors, the Company can make no assurance that it will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products and services, will not arise. In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures could have a material adverse effect on the Company’s business, results of operations and financial condition.

Dependence on One or a Few Major Customers:

Mint Leasing does not depend on a few major customers for its revenues.  As stated above, it has partnerships with over 500 dealerships and has over approximately 2,000 current leasing customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company maintains a website at www.mintleasing.com, which contains information the Company does not desire to be incorporated by reference into this report.  The Company also maintains a lessor license and a dealer license.

Number of Total Employees and Number of Full-Time Employees

The Company currently employs 27 full-time employees, of which 7 employees are in the Company’s sales department.

ITEM 1A. RISK FACTORS

Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in our Company. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent. The Company's business is subject to many risk factors, including the following:

We Will Need To Obtain Additional Financing To Continue To Execute On Our Business Plan.

On or around January 6, 2009, the Company, entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  The Company entered into a renewal of the revolving credit facility effective the same date in October 2009 for a twelve month period.  The new Secured Note Payable (the “Note Payable”) bears interest at the prime rate plus 2% with a floor of 6%. The Note Payable is secured by vehicles; receivables associated with leased vehicles; the assignment of life insurance policies on Jerry Parish and Victor Garcia, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  Under the terms of the Note Payable, the Company will make six monthly principal and interest payments of $650,000, and five monthly principal and interest payments of $700,000, with the unpaid balance due at maturity on October 5, 2010. The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At December 31, 2009, the outstanding balance on the Note Payable was $27,785,077. Under the terms of the January 6, 2009 renewal and the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009, which the Company was not in compliance with. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extends the maturity date of the facility to March 1, 2011, reduces the amount available under the facility to $2,500,000, fixes the interest rate on the facility at 6.5%, and provides for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity.

The availability of our credit facility and similar financing sources depends, in part, on factors outside of our control, including the availability of bank liquidity in general. The current disruptions in the capital markets have caused banks and other credit providers to restrict availability of new credit facilities and require more collateral and higher pricing upon renewal of existing credit facilities, if such facilities are renewed at all. Accordingly, as our existing credit facility matures, we may be required to provide more collateral in the form of finance receivables or cash to support borrowing levels which will affect our financial position, liquidity, and results of operations. In addition, higher pricing would increase our cost of funds and adversely affect our profitability.

The Company may not have sufficient funds on hand in October 2010 when the Sterling Bank credit facility matures to retire the debt. Accordingly, we will need to further extend the credit facility and/or seek alternative financing to repay such credit facility.  Additionally, in the future, we may need additional credit to support our operations, which credit may not be available from our current banking institutions.  We do not currently have any additional commitments of additional capital from third parties or from our officers, directors or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we choose to raise additional capital through the sale of debt or equity securities, such sales may cause substantial dilution to our existing shareholders.  If we are not able to raise the capital necessary to repay the line of credit, we may be forced to abandon or curtail our business plan, which may cause any investment in the Company to become worthless.

Our Credit Facility Requires Us To Observe Certain Covenants, And Our Failure To Satisfy Such Covenants Could Render Us Insolvent.

Our credit facilities require the Company to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: we make timely payments of principal and interest under the credit facilities; maintain certain financial ratios; Jerry Parish, our Chief Executive Officer and Chairman maintains at least 50% of the ownership of the Company, and that Jerry Parish continues to serve as the Chief Executive Officer of the Company.

Subject to notice and cure period requirements where they are provided for, any unwaived and uncured breach of the covenants applicable to our credit facilities could result in acceleration of the amounts owed and the cross-default and acceleration of indebtedness owing to other lenders, which default may cause the value of our securities to decline in value or become worthless.

We Rely Heavily On Jerry Parish, Our Chief Executive Officer and Chairman, And If He Were To Leave, We Could Face Substantial Costs In Securing A Similarly Qualified Officer and Director.

Our success depends in large part upon the personal efforts and abilities of Jerry Parish, our Chief Executive Officer and Chairman. Our ability to operate and implement our business plan and operations is heavily dependent on the continued service of Mr. Parish and our ability to attract and retain other qualified senior level employees.

We face continued competition for our employees, and may face competition for the services of Mr. Parish in the future. We currently have $1,000,000 of key man insurance on Mr. Parish.  We also have a three-year employment agreement with Mr. Parish which expires on July 10, 2011.  Mr. Parish is our driving force and is responsible for maintaining our relationships and operations. We cannot be certain that we will be able to retain Mr. Parish and/or attract and retain qualified employees in the future. The loss of Mr. Parish, and/or our inability to attract and retain qualified employees on an as-needed basis could have a material adverse effect on our business and operations.

Our Success In Executing On Our Business Plan Is Dependent Upon The Company’s Ability To Attract And Retain Qualified Personnel.

Our success depends heavily on the continued services of our executive management and employees.  Our employees are the nexus of our operational experience and customer relationships.  Our ability to manage business risk and satisfy the expectations of our customers, stockholders and other stakeholders is dependent upon the collective experience of our employees and executive management.  The loss or interruption of services provided by one or more of our executive management team could adversely affect our results of operations.  Additionally, the Company’s ability to successful expand the business in the future will be directly impacted by its ability to hire and retain highly qualified personnel.

The Company Has Established Preferred Stock Which Can Be Designated By The Company's Board Of Directors Without Shareholder Approval And Has Established Series A and Series B Preferred Stock, Which Gives The Holders Majority Voting Power Over The Company.

The Company has 20,000,000 shares of preferred stock authorized and 185,000 shares of Series A Convertible Preferred Stock and 2,000,000 shares of Series B Convertible Preferred Stock designated.  As of the filing date of this report, the Company has no Series A Convertible Preferred Stock shares issued and outstanding and 2,000,000 Series B Convertible Preferred Stock shares issued and outstanding, which shares are held by the Company’s Chief Executive Officer and Chairman, Jerry Parish.  The Company’s Series A Convertible Preferred Stock allows the holder to vote 200 votes each on shareholder matters and Series B Convertible Preferred Stock shares allow the holder to vote a number of voting shares equal to the total number of voting shares of the Company’s issued and outstanding stock as of any record date for any shareholder vote plus one additional share.  As a result, due to Mr. Parish’s ownership of the Series B Convertible Preferred Stock shares, he has majority control over the Company.  Mr. Parish also holds voting rights to approximately 48.1% of the Company’s outstanding common stock.

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

Jerry Parish, Our Chief Executive Officer And Chairman, Can Exercise Voting Control Over Corporate Decisions.

Jerry Parish beneficially holds voting control over (a) 2,000,000 Series B Convertible Preferred Stock shares, which provide him the ability to vote the total number of outstanding shares of voting stock of the Company plus one vote, and (b) approximately 48.1% of the Company’s outstanding common stock; which in aggregate provides him voting control over approximately 74.2% of our total voting securities.  As a result, Mr. Parish will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Parish may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

Our Quarterly and Annual Results Could Fluctuate Significantly.

The Company's quarterly and annual operating results could fluctuate significantly due to a number of factors. These factors include:

•	access to additional capital in the form of debt or equity;
•	the number and range of values of the transactions that might be completed each quarter;
•	fluctuations in the values of and number of our leases;
•	the timing of the recognition of gains and losses on such leases;
•	the degree to which we encounter competition in our markets, and
•	other general economic conditions.

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

The Company’s Target Consumer Base Includes Customers Which Are Inherently at High Risk for Defaults and Delinquencies.

A substantial number of our leases involve at-risk customers, which do not meet traditional dealerships’ qualifications for leases.  While we take steps to reduce the risks associated with such customers, including post-verification of the information in their lease applications and requiring down-payments ranging up to thirty percent of the MSRP of the vehicles we lease, no assurance can be given that our methods for reducing risk will be effective in the future. In the event that we underestimate the default risk or under-price or under-secure leases we provide, our financial position, liquidity, and results of operations would be adversely affected, possibly to a material degree.

The Company May Experience Write-Offs for Losses and Defaults, Which Could Adversely Affect Its Financial Condition And Operating Results.

It is common for the Company to recognize losses resulting from the inability of certain customers to pay lease costs and the insufficient realizable value of the collateral securing such leases. Additional losses will occur in the future and may occur at a rate greater than the Company has experienced to date.   If these losses were to occur in significant amounts, our financial position, liquidity, and results of operations would be adversely affected, possibly to a material degree.

We Incur Significant Costs As A Result Of Operating As A Fully Reporting Company In Connection With Section 404 Of The Sarbanes Oxley Act, And Our Management Is Required To Devote Substantial Time To Compliance Initiatives.

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for fiscal year 2010, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Furthermore, because our common stock is traded on the Over-The-Counter Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.

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

ITEM 2. PROPERTIES

The Company leases approximately 6,000 square feet of office space from a limited liability corporation that is owned by the Company’s Chief Executive Officer and a significant shareholder, at the rate of $20,000 per month.  The lease expires on July 31, 2011, subject to the Company's right to five additional one year extensions.  Any extensions under the lease shall be at a monthly rental cost mutually agreeable by the parties.  The payment of the rental costs due under the lease is secured by a lien on all of the Company's goods and personal property located within the leased premises.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company had no matters submitted to a vote of security holders during the fiscal quarter ended December 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The common stock of The Mint Leasing, Inc. commenced trading on the OTC Bulletin Board under the symbol “LGCC” on August 14, 2006.  Effective July 21, 2008, we changed our name and the trading symbol became “MLES”. The following table sets forth the high and low trading prices of one (1) share of our common stock for each fiscal quarter over the past two fiscal years. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.  The values listed below retroactively reflect our 1:20 reverse stock split which was effective as of July 18, 2008.

QUARTER ENDED	HIGH	LOW

December 31, 2009	$0.30	$0.11
September 30, 2009	$0.89	$0.03
June 30, 2009	$0.90	$0.03
March 31, 2009	$1.05	$0.03

December 31, 2008	$1.98	$1.01
September 30, 2008	$5.00	$0.60
June 30, 2008	$1.00	$0.40
March 31, 2008	$0.80	$0.60

As of March 25, 2010, we had 82,224,504 shares of common stock issued and outstanding held by approximately 61 shareholders of record, no shares of Series A Convertible Preferred Stock issued and outstanding and 2,000,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

Series A Convertible Preferred Stock

The Company’s Series A Convertible Preferred Stock shares (the “Series A Stock”) allow the holder to vote a number of voting shares equal to two hundred shares for each share of Series A Stock held by such Series A Stock shareholder.  The Series A Stock has a liquidation preference over the shares of common stock issued and outstanding equal to the stated value of such shares, $1.00 per share multiplied by 12.5%.  The Series A Stock is convertible at the option of the holder into 200 shares of common stock for each share of Series A Stock issued and outstanding, provided that no conversion shall be allowed if the holder of such Series A Stock would own more than 4.99% of the Company’s common stock upon conversion.

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

Series B Convertible Preferred Stock

The Company’s Series B Convertible Preferred Stock shares (the “Series B Stock”) allow the holder to vote a number of voting shares equal to the total number of voting shares of the Company issued and outstanding as of any record date for any shareholder vote plus one additional share.  The Series B Stock has a liquidation preference over the shares of common stock issued and outstanding.  The Series B Stock is convertible at the option of the holder with 61 days notice to the Company into 10 shares of common stock for each share of Series B Stock issued and outstanding, which conversion rate may be increased by the Company’s Board of Directors from time to time as provided in the Series B Stock designation.

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

EQUITY COMPENSATION PLAN INFORMATION

On June 26, 2008, the Board of Directors adopted, and on July 18, 2008, the stockholders approved, the 2008 Directors, Officers, Employees and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”).  Under the Plan, the Board of Directors (or a committee thereof) may grant options, warrants or restricted or unrestricted shares of the Company’s common stock or preferred stock to its Directors, officers, employees or consultants.

The following table provides information as of December 31, 2009 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	2,100,000(1)	$2.91	22,900,000
Equity compensation plans not approved by the security holders	-	-	-
Total	2,100,000(1)	$2.91	22,900,000

(1) Includes options to purchase 2,000,000 common shares of stock granted to Jerry Parish, the Company’s President and Chairman in July 2008 (a total of 666,667 of which have vested to date), in connection with his employment agreement with Mint Texas which was assumed by Mint Nevada on the closing date of the merger. The exercise price of the options is $3.00 and the options expire ten years after the grant date. One third of the options may be exercised respectively on the first, second and third anniversary of the grant date. The Company recorded the transaction as part of its recapitalization.  Also includes options to purchase 100,000 shares of common stock, which the Company granted to William Sklar, its then Chief Financial Officer in December 2008, for services.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2009, the Company and Mr. Parish and Victor Garcia, a Director of the Company, entered into a Mutual Release and Termination Agreement with third parties who were the holders of 8,278,872 shares of the Company’s common stock and warrants to purchase an additional 2,100,000 common shares at prices ranging from $0.10 to $2.00 per share.  Messers. Parish and Garcia paid $250,000 in cash and Mr. Parish delivered 125,000 shares of Arrayit Corporation to the third parties for the 8,278,872 shares of the Company’s common stock, of which 4,239,436 shares were issued to Messers. Parish and Garcia. The third parties also agreed to cancel warrants to purchase 2,100,000 shares of the Company’s common stock.  In addition to the transfer of the shares, all parties to the agreement agreed to release and discharge each other from any and all claims or rights which any party may have owed to any other party.  As a consequence of the agreement, the third parties also agreed to waive any rights they may have had to the issuance of additional shares of the Company’s common stock in consideration for the conversion of certain promissory notes of the Company dating from 2005, 2006 and 2007.

In December 2009, the Company issued 300,000 shares of common stock to two employees of the Company in consideration for services rendered.

In May 2009, the Company cancelled 5,000 shares of common stock.  In February 2010, the Company cancelled 150,000 shares of common stock, which were originally granted to a consultant in February 2009, which shares were never earned by the consultant.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of The Mint Leasing, Inc. and all of its subsidiaries.  Inter-company accounts and transactions are eliminated in consolidation.

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

Revenue Recognition for Sales-type Leases

The Company’s customers typically finance vehicles over periods ranging from three to nine years.  These financing agreements are classified as operating leases or sales-type leases as prescribed by the Financial Accounting Standards Board (the “FASB”) guidance for accounting for leases.  Revenues representing the capitalized costs of the vehicles are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term.

Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the direct costs of non-performing leases. Portfolio servicing costs include direct wages, bank service fees and premises costs.

Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk are primarily cash equivalents and finance receivables. Our cash equivalents are placed through various major financial institutions.  Finance receivables represent contracts with consumers residing throughout the United States, with borrowers located in Texas, Arkansas, Mississippi, Alabama, Georgia, Tennessee and Florida. No other state accounted for more than 10% of managed finance receivables.

 Allowance for Loan Losses

Provisions for losses on investments in sales-type leases are charged to operations in amounts sufficient to maintain the allowance for losses at a level considered adequate to cover probable credit losses inherent in our receivables related to sales-type leases.  The Company establishes the allowance for losses based on the determination of the amount of probable credit losses inherent in the financed receivables as of the reporting date.  The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, and other information in order to make the necessary judgments as to probable credit losses.  Assumptions regarding probable credit losses are reviewed periodically and may be impacted by actual performance of financed receivables and changes in any of the factors discussed above.

Charge-off Policy

The Company charges off accounts when the automobile is repossessed or voluntarily returned by the customer and legally available for disposition. The charge-off amount generally represents the difference between the net outstanding investment in the sales-type lease and the fair market value of the vehicle returned to inventory. The charge-off amount is included in cost of revenues on the accompanying statement of operations. Accounts in repossession that have been charged off have been removed from finance receivables and the related repossessed automobiles are included in Vehicle Inventory on the consolidated balance sheet pending sale.

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

Stock-based Compensation

The Company accounts for stock-based compensation using the modified prospective application method in accordance with accounting guidance provided by the Financial Accounting Standards Board (the “FASB”). This method provides for the recognition of the fair value with respect to share-based compensation for shares subscribed for or granted on or after January 1, 2006, and all previously granted but unvested awards as of January 1, 2006. The cost is recognized over the period during which an employee is required to provide service in exchange for the options.

Income Taxes

Prior to July 18, 2008, the Company’s financial statements do not include a provision for Income Taxes because the taxable income of Mint is included in the Income Tax Returns of the stockholders under the Internal Revenue Service "S" Corporation elections.  As an “S” Corporation the Company was eligible to and did so elect to be taxed on a cash basis under the provisions of the Internal Revenue Service.

Upon completion of the July 18, 2008 transaction with Legacy as more fully described in Note 1 to the audited consolidated financial statements, Mint ceased to be treated as an "S" Corporation for Income Tax purposes, resulting in (1) the imposition of income tax at the corporate level instead of the shareholder level and (2) the inability to continue to elect to be taxed on a cash basis.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the remainder of fiscal 2010, we plan to continue investing to support our long-term growth initiatives. We plan to partner with new dealerships, enter new markets and further expand our presence in existing markets.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009, COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

For the year ended December 31, 2009, total revenues were $16,996,135, compared to $50,029,292 for the year ended December 31, 2008, a decrease in total revenues of $33,033,157 or 66.0% from the prior period.  For the year ended December 31, 2009, revenues from sales-type leases, net, decreased $32,752,435 or 74.8% to $11,026,164 for the year ended December 31, 2009, from $43,778,599 for the year ended December 31, 2008.  Revenues from amortization of unearned income related to sales-type leases decreased $280,722 or 4.5% to $5,969,971 for the year ended December 31, 2009, from $6,250,693 for the year ended December 31, 2008.

The $32,752,435 decrease in revenues from sales-type leases, net, was primarily due to the Company’s limited ability to purchase vehicles and issue new leases as a result of the Company’s restricted borrowing capacity during the year ended December 31, 2009, compared to the year ended December 31, 2008.  The Company was unable to borrow any funds under the Sterling Bank facility and the Moody Bank facility was not available to the Company until midway through the third quarter. The Company believes that if it had access to additional capital during the year ended December 31, 2009, its revenues would have been similar to the Company’s revenues for the year ended December 31, 2008.

Cost of revenues decreased $16,566,800 or 48.0% to $17,913,838 for the year ended December 31, 2009, compared to $34,480,638 for the year ended December 31, 2008.  Cost of revenues decreased mainly as a result of the lower revenue for the year ended December 31, 2009, compared to the year ended December 31, 2008. Cost of revenues associated with sales-type leases decreased by $18,512,182 or 77.0% to $5,533,678 for the year ended December 31, 2009, compared to $24,045,860 for the year ended December 31, 2008. The reduction of costs of revenues as a result of lower revenues was partially offset by $1,945,382 or a 18.6% increase in the costs associated with early lease terminations and repossessions of vehicles, to $12,380,160 for the year ended December 31, 2009, compared to $10,434,778 for the year ended December 31, 2008.

Gross profit decreased $16,466,357 or 105.9% to a gross loss of $917,703 for the year ended December 31, 2009 compared to gross profit of $15,548,654 for the year ended December 31, 2008.  Gross profit decreased largely due to the 77.0% decrease in revenues from sales-type leases, net, and the $1,945,382 increase in cost of revenues associated with early lease terminations and repossessions of vehicles.

Gross profit as a percentage of revenues was negative 5.4% for the year ended December 31, 2009 compared to positive 31.1% for the year ended December 31, 2008.  As stated above, the decreases in the gross profit in actual dollars and as a percentage of revenues are primarily attributable to the 77.0% decrease in revenues from sales-type leases.  The gross profit margin achieved in 2009 on revenues generated from sales-types leases increased by 4.7 percentage points in 2009 over 2008.  The Company achieved a gross margin of 49.8% in 2009, as compared to 45.1% gross margin in 2008 on revenues generated from sales-type leases. The negative impact on the overall gross margin in 2009 was further exacerbated by the $1,945,382 or 18.6% increase in expenses related to early termination of leases and repossessions of vehicles.

General and administrative expenses were $3,422,173 and $4,664,898, for the years ended December 31, 2009 and December 31, 2008, respectively, resulting in a decrease of $1,242,725 or 26.6% from the prior period.  The decrease in general and administrative expense was primarily the result of overall reductions in expenses and headcount due to the significant reduction in revenues for the year.

Other expense, consisting solely of interest expense, was $1,863,899 and $2,108,991 for the years ended December 31, 2009 and December 31, 2008, respectively.   The main reason for the $245,092 or 11.6% decrease in interest expense for the year ended December 31, 2009, compared to the year ended December 31, 2008, was due to lower effective interest rates on our credit facilities and lower outstanding debt balances for the year ended December 31, 2009, compared to the year ended December 31, 2008.

The Company had cumulative effect on prior year of changing the method of valuing the collectability of its net investment in sales-type leases of $4,812,471 for the year ended December 31, 2008 compared to $0 for the year ended December 31, 2009.

The Company had a benefit from income tax of $2,183,947 for the year ended December 31, 2009, compared to provision for income tax of $1,476,164 for the year ended December 31, 2008. The benefit recorded in 2009 is the result of recognition of the future reduction of income taxes payable as a result of the carry forward of the 2009 loss before income taxes of $6,203,775 to future periods. In 2008, the Company generated income before income taxes of $4,007,288 and recorded an income tax provision of $1,476,164. The 2008 provision was unusually low as the Company was only taxable on the profits generated in the last half of the year as it converted from an “S” Corporation to a “C” Corporation under the IRS regulations in the third quarter of 2008.

The Company had a net loss of $4,019,828 for the year ended December 31, 2009, compared to net income of $2,531,124 for the year ended December 31, 2008, a decrease in net income of $6,550,952 or 258.8% from the prior period.  The decrease in net income during 2009 was the cumulative effect of the 77.0% decrease in revenues from sales-type leases; the 4.5% decrease in revenues from the amortization of unearned income; and the 18.6% increase in cost of revenues associated with repossessions and early lease terminations.  The negative impacts of these items were only slightly offset by the 26.6% decrease in general and administrative expense and the decrease in interest expense in 2009 compared to 2008.  The cumulative $10,211,063 (after consideration of the cumulative effect of the change in accounting in 2008) negative impact on earnings of these items was offset by the $3,660,111 reduction in the tax provision for the year ended December 31, 2009, compared to the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $39,617,933 as of December 31, 2009, which included cash and cash equivalents of $1,231,594, investment in sales-type leases, net, of $36,681,689, vehicle inventory of $765,690, property and equipment, net, of $103,940, a deferred tax asset of $736,620 and $98,400 of other assets.

We had total liabilities as of December 31, 2009 of $31,299,102, which included $1,204,406 of accounts payable and accrued liabilities, $29,464,396 of amounts due under our credit facilities (described in greater detail below), and $630,300 of notes payable to related parties.

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  The Company entered into a renewal of the revolving credit facility effective the same date in October 2009 for a twelve month period.  The new Secured Note Payable (“Note Payable”) bears interest at the prime rate plus 2% with a floor of 6%. The Note Payable is secured by vehicles; accounts receivables associated with leased vehicles; assignment of life insurance policies on Jerry Parish and Victor Garcia, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  Under the terms of the Note Payable, the Company will make six monthly principal and interest payments of $650,000 and five monthly principal and interest payments of $700,000, with the unpaid balance due at maturity on October 5, 2010. The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At December 31, 2009, the outstanding balance on the Note Payable was $27,785,077. Under the terms of the January 6, 2009 renewal and the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities.

Our credit facilities with Sterling Bank require us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including but not limited to covenants requiring that: we maintain certain financial ratios;  Jerry Parish, our Chief Executive Officer and Chairman continues to own at least 50% of the ownership of the Company; prohibiting the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.  At December 31, 2009, the Company was in compliance with all debt covenants.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” or “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009; which the Company was not in compliance with. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extends the maturity date of the facility to March 1, 2011, reduces the amount available under the facility to $2,500,000, fixes the interest rate on the facility at 6.5%, and provides for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity.

Additionally, Jerry Parish, the Company’s Chief Executive Officer and Director, and Victor Garcia, our Director, jointly and severally agreed to guaranty the repayment of the Moody Loan pursuant to individual Guaranty Agreements entered into in favor of Moody in connection with the Moody Loan. The amount outstanding under the Moody Loan is secured by a security interest in any leases made with such funds and the underlying vehicles.

The Company has notes and advances payable to Jerry Parish, Victor Garcia and an affiliate of $630,300 and $435,300 as of December 31, 2009 and December 31, 2008, respectively.  These notes and advances payable are non-interest bearing and subordinated to the credit facilities with the banks.  Accordingly, they have been classified as long term. The Company imputed interest on these note payables at a rate of 8.75% per year.  Interest expense of $38,088 and $32,658 was recorded as contributed capital for the years ended December 31, 2009 and 2008.

We generated $3,707,196 in cash from operating activities for the year ended December 31, 2009, which was mainly due from collections and reductions of net investment in sales-type leases of $8,322,613 and an increase in accounts payable and accrued expenses of $754,526.  Non-cash charges for the period included the change in the allowance for doubtful accounts, share based compensation, depreciation, and imputed interest which were $628,661, $63,600, $33,353, and $38,088, respectively, which also contributed positively to the cash provided by operating activities. Those items negatively impacting the cash provided by operations for the year ended December 31, 2009, were the net loss of $4,019,828, the deferred tax benefit of $2,183,947, and an increase in prepaid expenses and other assets of $19,130.

We had $15,977 of net cash used in investing activities for the year ended December 31, 2009, which was solely due to purchases of property, plant and equipment.

We had $3,340,604 of net cash used in financing activities for the year ended December 31, 2009, which was due to $5,214,923 of payments on notes payable, offset by $1,679,319 of proceeds from borrowings on the Moody Bank credit facility, $100,000 advance from an affiliated company, and $95,000 of shareholder loan, which represented payments made by our Chief Executive Officer, Jerry Parish, to a placement agent on our behalf.

We believe that the Company has adequate cash flow being generated from its investment in sales-type leases and inventories to meet its financial obligations to the banks in an orderly manner, provided we are able to continue to renew the current credit facilities when they come due and the outstanding balances are amortized over a four to five year period.  The Company has historically been able to negotiate such renewals with its lenders.  However, there is no assurance that the Company will be able to negotiate such renewals in the future on terms that will be acceptable to the Company. In the future, if we are not able to negotiate renewals and/or expansion of our current credit facilities we may be required to seek additional capital by selling debt or equity securities. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that such financing will be available to the Company in amounts or on terms acceptable to us, or at all.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE MINT LEASING, INC.
CONSOLIDATED FINANCIAL STATEMENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008	F-5

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Mint Leasing, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of The Mint Leasing, Inc. (the “Company”) as of December 31, 2009 and the related statements of operations, stockholders' equity and cash flows for the twelve month period then ended.  The financial statements for the year ended December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Mint Leasing, Inc. as of December 31, 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 9, 2010

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

HJ & Associates, LLC
Salt Lake City, Utah
April 14, 2009

The Mint Leasing, Inc.
Consolidated Balance Sheets
December 31, 2009 and 2008

ASSETS	2009	2008

Cash and cash equivalents	$1,231,594	$880,979
Investment in sales-type leases, net	36,681,689	45,632,963
Vehicle inventory	765,690	854,950
Property and equipment, net	103,940	121,316
Deferred income tax receivable	736,620	-
Other assets	98,400	79,270

TOTAL ASSETS	$39,617,933	$47,569,478

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$1,204,406	$449,880
Credit facilities	29,464,396	33,000,000
Deferred income taxes payable	-	1,447,327
Notes payable to related parties	630,300	435,300

TOTAL LIABILITIES	31,299,102	35,332,507

STOCKHOLDERS' EQUITY
Preferred stock Series A, 18,000,000 shares authorized at $0.001 par value, 0 and 0 shares outstanding, respectively	-	-
Preferred stock Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 and 0 shares outstanding, respectively	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 82,224,504 and 81,929,504 shares issued and outstanding, respectively	82,225	81,930
Additional paid in capital	9,319,073	9,217,680
Retained earnings (deficit)	(1,084,467)	2,935,361
TOTAL STOCKHOLDERS’ EQUITY	8,318,831	12,236,971

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$39,617,933	$47,569,478

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
Consolidated Statements of Operations For the Years Ended December 31, 2009 and 2008

	2009	2008
REVENUES
Sales-type leases, net	$11,026,164	$43,778,599
Amortization of unearned income related to sales-type leases	5,969,971	6,250,693

Total Revenues	16,996,135	50,029,292

COST OF REVENUES
Cost of sales-type leases	5,533,678	24,045,860
Repossession and cancelled lease expense	12,380,160	10,434,778
Total Cost Of Revenues	17,913,838	34,480,638

GROSS PROFIT (LOSS)	(917,703)	15,548,654

GENERAL AND ADMINISTRATIVE EXPENSE	3,422,173	4,664,898

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE) FROM CONTINUING OPERATIONS	(4,339,876)	10,883,756

OTHER INCOME (EXPENSE)
Interest expense	(1,863,899)	(2,108,991)
Other income	-	44,994
Total Other Income (Expense)	(1,863,899)	(2,063,997)

Income (loss) before cumulative effect of change in accounting principle and income tax provision	(6,203,775)	8,819,759

Cumulative effect on prior years of changing the method of determination of allowance for doubtful accounts	-	(4,812,471)

INCOME (LOSS) BEFORE TAX	(6,203,775)	4,007,288

Income Tax (Benefit) Provision	(2,183,947)	1,476,164

NET INCOME (LOSS)	$(4,019,828)	$2,531,124

Basic average shares outstanding	81,933,353	81,929,504
Basic Earnings Per Share
Net income (loss) before cumulative effect of change in accounting principle	$(0.05)	$0.09
Cumulative effect on prior years of changing the method of determination of allowance for doubtful accounts	$-	$(0.06)
Basic Earning Per Share	$(0.05)	$0.03

Basic average shares outstanding	81,933,353	81,929,504
Incremental shares from assumed exercise of stock option and warrants and conversion of preferred stock	-	24,108,197
Diluted average shares outstanding	81,933,353	106,037,701
Diluted Earnings Per Share
Net income (loss) before cumulative effect of change in accounting principle	$(0.05)	$0.07
Cumulative effect on prior years of changing the method of determination of allowance for doubtful accounts	$-	$(0.05)
Diluted Earnings Per Share	$(0.05)	$0.02

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc. Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2009 and 2008
							Additional		Total
	Preferred Series A		Preferred Series B		Common Stock		Paid In	Retained	Stockholders'
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Earnings (Deficit)	Equity

Balance, December 31, 2007	-	$-	-	$-	70,650,000	$70,650	$(69,650)	$10,028,305	$10,029,305

Distributions paid	-	-	-	-	-	-	-	(415,760)	(415,760)

Preferred stock issued for cash	185,000	185	-	-	-	-	184,815	-	185,000

Reclassification of retained earnings to additional paid in capital in conjunction with S-election termination	-	-	-	-	-	-	9,208,308	(9,208,308)	-

Share transactions in reverse merger transaction	(185,000)	(185)	2,000,000	2,000	11,279,504	11,280	(196,095)	-	(183,000)

Imputed interest on related party notes	-	-	-	-	-	-	32,658	-	32,658

Options granted	-	-	-	-	-	-	57,644	-	57,644

Net income for the year ended December 31, 2008	-	-	-	-	-	-	-	2,531,124	2,531,124
Balance, December 31, 2008	-	-	2,000,000	2,000	81,929,504	81,930	9,217,680	2,935,361	12,236,971
Imputed interest on related party Notes	-	-	-	-	-	-	38,088	-	38,088
Cancelled shares					(5,000)	(5)	5	-	-
Warrants issued	-	-	-	-	-	-	12,600	-	12,600

Common stock based compensation	-	-	-	-	300,000	300	50,700	-	51,000

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	(4,019,828)	(4,019,828)
Balance, December 31, 2009	-	$-	2,000,000	$2,000	82,224,504	$82,225	$9,319,073	$(1,084,467)	$8,318,831

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,019,828)	$2,531,124
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	33,353	22,570
Change in allowance for doubtful accounts	628,661	631,823
Share based compensation	63,600	57,644
Imputed interest	38,088	32,658
Deferred income taxes	(2,183,947)	1,447,327
Change in operating assets and liabilities:
Net investment in sales-type leases	8,322,613	(16,452,433)
Inventory	89,260	(179,583)
Prepaid expenses and other assets	(19,130)	274,658
Accounts payable and accrued expenses	754,526	(640,619

Net Cash provided by (used in) Operating Activities	3,707,196	(12,274,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(15,977)	(13,769)
Net Cash used in Investing Activities	(15,977)	(13,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Credit Facilities	(5,214,923)	-
Proceeds from Credit Facilities	1,679,319	13,033,164
J Proceeds from Notes to Related Parties	195,000	-
Distribution to shareholders	-	(415,767)

Net Cash provided by (used in) Financing Activities	(3,340,604)	12,617,397

INCREASE IN CASH and CASH EQUIVALENTS	350,615	328,797

CASH and CASH EQUIVALENTS, AT BEGINNING OF PERIOD	880,979	552,182

C CASH and CASH EQUIVALENTS, AT END OF PERIOD	$1,231,594	$880,979
Supplemental disclosure of cash flow information
Cash paid for interest	$1,858,927	$2,016,715
Cash paid for taxes	$-	$-

See accompanying notes to the consolidated financial statements

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS ACTIVITY

A. Organization

The Mint Leasing, Inc. (“Mint” or the “Company") was incorporated on May 19, 1999, in the State of Texas and commenced operations on that date.

Effective July 18, 2008, The Mint Leasing, Inc., a Texas corporation (“Mint Texas”), a privately held company, completed the Plan and Agreement of Merger between itself and The Mint Leasing, Inc. (formerly Legacy Communications Corporation) (“Mint Nevada”), and the two shareholders of Mint Texas, pursuant to which Mint Nevada acquired all of the issued and outstanding shares of capital stock of Mint Texas.   In connection with the acquisition of Mint Texas described herein, Mint Nevada issued 70,650,000 shares of common stock and 2,000,000 shares of Series B Convertible Preferred stock to the selling stockholders.   Consummation of the merger did not require a vote of the Mint Nevada shareholders.  As a result of the acquisition, the shareholders of Mint Texas own a majority of the voting stock of Mint Nevada and Mint Texas is a wholly-owned subsidiary of Mint Nevada.  No prior material relationship existed between the selling shareholders and Mint Nevada, any of its affiliates, or any of its directors or officers, or any associate of any of its officers or directors.

Upon completion of the July 18, 2008 transaction with Mint Nevada, Mint Texas ceased to be treated as an "S" Corporation for Income Tax purposes   In accordance with accounting guidance issued by the staff of the Securities and Exchange Commission (the “SEC”), the Company had included in its financial statements all of its undistributed earnings on that date as additional paid in capital. This is to assume constructive distribution to owners followed by a contribution to the capital of the Company.

B.  Description of Business

Mint is a company in the business of leasing automobiles and fleet vehicles throughout the United States. Most of its customers are located in Texas and six other states in the Southeast. Lease transactions are solicited and administered by the Company’s sales force and staff. Mint’s customers are comprised of brand-name automobile dealers that seek to provide leasing options to their customers and individuals, many of whom would otherwise not have the opportunity to acquire a new or late-model-year vehicle.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A. Principles of Consolidation

The consolidated financial statements of the Company include the accounts of The Mint Leasing, Inc. and all of its subsidiaries.  Inter-company accounts and transactions are eliminated in consolidation.

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

C.  Revenue recognition

The Company’s customers typically finance vehicles over periods ranging from three to nine years.  These financing agreements are classified as operating leases or sales-type leases as prescribed by the Financial Accounting Standards Board (the “FASB”) guidance for accounting for leases.  Revenues representing the capitalized costs of the vehicles are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term.

For the years ended December 31, 2009 and 2008, amortization of unearned income totaled $5,969,971 and $6,250,693, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D.  Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the direct costs of non-performing leases. Portfolio servicing costs include direct wages, bank service fees, and premises costs. Cost of revenues include the following:

Description	2009	2008
Portfolio servicing costs	$3,197,935	$2,515,493
Purchase and delivery of the vehicle to the lessee	2,335,743	21,530,367
Non-performing leases	12,380,160	10,434,778

Total	$17,913,838	$34,480,638

E.  Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are considered cash equivalents and are included in cash and cash equivalents in the accompanying balance sheets.

At December 31, 2009 and 2008, the Company had deposits of $0 and $605,210, respectively, which exceeds FDIC insurance coverage limits.

F. Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk are primarily cash equivalents and finance receivables. Our cash equivalents are placed through various major financial institutions.  Finance receivables represent contracts with consumers residing throughout the United States, with borrowers located in Texas, Arkansas, Mississippi, Alabama, Georgia, Tennessee and Florida. No other state accounted for more than 10% of managed finance receivables.

G.  Allowance for Loan Losses

Provisions for losses on investments in sales-type leases are charged to cost of revenues in amounts sufficient to maintain the allowance for losses at a level considered adequate to cover probable credit losses inherent in our receivables related to sales-type leases.  The Company establishes the allowance for losses based on the determination of the amount of probable credit losses inherent in the financed receivables as of the reporting date.  The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, and other information in order to make the necessary judgments as to probable credit losses.  Assumptions regarding probable credit losses are reviewed periodically and may be impacted by actual performance of financed receivables and changes in any of the factors discussed above.

H.  Charge-off Policy

The Company charges off accounts when the automobile is repossessed or voluntarily returned by the customer and legally available for disposition. The charge-off amount generally represents the difference between the net outstanding investment in the sales-type lease and the fair market value of the vehicle returned to inventory. The charge-off amount is included in cost of revenues on the accompanying statement of operations. Accounts in repossession that have been charged off have been removed from finance receivables and the related repossessed automobiles are included in Vehicle Inventory on the consolidated balance sheet pending sale.

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

K. Stock-based Compensation

The Company accounts for stock-based compensation using the modified prospective application method in accordance with accounting guidance issued by the FASB. This method provides for the recognition of the fair value with respect to share-based compensation for shares subscribed for or granted on or after January 1, 2006, and all previously granted but unvested awards as of January 1, 2006. The cost is recognized over the period during which an employee is required to provide service in exchange for the options.

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2009 and 2008 totaled $33,353 and $25,631, respectively.

M.  Income Taxes

Prior to July 18, 2008, the Company’s financial statements do not include a provision for Income Taxes because the taxable income of Mint is included in the Income Tax Returns of the stockholders under the Internal Revenue Service "S" Corporation elections.  As an “S” Corporation the Company was eligible to and did so elect to be taxed on a cash basis under the provisions of the Internal Revenue Service.

Upon completion of the July 18, 2008 transaction with Legacy as more fully described in Note 1, Mint ceased to be treated as an "S" Corporation for Income Tax purposes, resulting in (1) the imposition of income tax at the corporate level instead of the shareholder level and (2) the inability to continue to elect to be taxed on a cash basis.

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

We adopted the provisions of the FASB’s guidance related to accounting for uncertainty as to income tax positions on January 1, 2008. As of December 31, 2009 and 2008, we had no liabilities, included on the consolidated balance sheets, associated with uncertain tax positions.

N. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  At December 31, 2009 and 2008, we have common stock equivalents as follows:

	2009	2008
Stock options	2,100,000	2,008,197
Convertible Preferred Stock	20,000,000	20,000,000
Warrants	300,000	2,100,000
Total	22,400,000	24,108,197

O. Preferred Stock Rights and Privileges

We have a total of 20,000,000 shares of preferred stock (the “Preferred Stock”) authorized.  The rights and privileges of the Preferred Stock are detailed as follows:

Series A Convertible Preferred Stock

As of December 31, 2009, we had 185,000 shares of Series A Convertible Preferred Stock designated and 0 shares issued and outstanding.

The Company’s Series A Convertible Preferred Stock shares (the “Series A Stock”) allow the holder to vote a number of voting shares equal to two hundred shares for each share of Series A Stock held by such Series A Stock shareholder.  The Series A Stock has a liquidation preference over the shares of common stock issued and outstanding equal to the stated value of such shares, $1.00 per share multiplied by 12.5%.  The Series A Stock is convertible at the option of the holder into 200 shares of common stock for each share of Series A Stock issued and outstanding, provided that no conversion shall be allowed if the holder of such Series A Stock would own more than 4.99% of the Company’s common stock upon conversion.

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

Series B Convertible Preferred Stock

As of December 31, 2009, we had 2,000,000 shares of Series B Convertible Preferred Stock designated, authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

Each share of Series B Convertible Preferred Stock shall be convertible into shares of common stock of the Company, par value $0.001 per share.  Each share of Preferred Stock shall be convertible into fully paid and non-assessable shares of Common Stock at the rate of 10 shares of Common Stock for each full share of Preferred Stock.

Each holder of Series B Convertible Preferred Stock has the number of votes equal to the number of votes of all outstanding shares of capital stock plus one additional vote such that the holders of a majority of the outstanding shares of Series B Preferred Stock shall always constitute a majority of the voting rights for the Company.

Upon liquidation, dissolution or winding up of the Company, holders of Series B Convertible Preferred Stock shall have liquidation preference over all of the Company’s Preferred and Common Stock as to asset distribution.

P. Effect of New Accounting Pronouncements

In September 2008, the FASB issued provisions regarding the accounting associated with instruments which are indexed to an entity’s own stock. These provisions trigger liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the Company’s functional currency or warrants with certain reset provisions to the strike price because of a “down-round” financing. The provisions are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. We adopted these provisions on January 1, 2009 and analyzed all of the outstanding options and none contained down-round reset exercise price provisions which would have precluded equity treatment.  Therefore, the adoption did not have a material impact on our financial position, results of operations or cash flows. In April 2009, the FASB issued additional guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This provision amends and clarifies earlier guidance on business combinations to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This provision is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not made any acquisitions that would require such disclosure during the first quarter of 2010.

In April 2009, the FASB issued additional guidance for determining fair value of a financial asset.  This provision clarified the application of earlier guidance related to determining fair value of financial assets by providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. These provisions also include guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, these provisions require comparative disclosures only for periods ending after initial adoption. Revisions resulting from a change in valuation technique or its application shall be accounted for as a change in accounting estimate in accordance with FASB provisions. In the period of adoption, a reporting entity shall disclose a change, if any, in valuation technique and related inputs resulting from the application of this provision, and quantify the total effect of the change in valuation technique and related inputs, if practicable, by major category. This pronouncement did not have a material impact on our results of operations or financial position.

In April 2009, the FASB Staff issued guidance on interim disclosures about fair value of financial instruments.  This provision amends earlier guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and disclosures in summarized financial information at interim reporting periods. This provision does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. This pronouncement did not have a material impact on our results of operations or financial position.

We adopted the provisions issued by the FASB on January 1, 2008 related to fair value measurements. This provision defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurement.  This guidance applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the provisions established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table presents assets that are measured and recognized at fair value on a non-recurring basis at December 31, 2009:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Cash and cash equivalents	$	$1,231,594	$-	$-
Investment in sales-type leases – net			36,681,689	-
Credit facilities		29,464,396	-	-
Notes payable to shareholders		630,300	-	-

The FASB’s guidance became effective for us on January 1, 2008 and establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the year ended December 31, 2009, there were no applicable items on which the fair value option was elected. This FASB provision may impact our consolidated financial statements in the future.

NOTE 3 - CUMULATIVE EFFECT ADJUSTMENT UPON ADOPTION OF STAFF ACCOUNTING BULLETIN 108 (“SAB 108”)

The Company applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its interim financial statements for the year ended December 31, 2008. The application of SAB 108 resulted in net change of $4,812,471 in Investment in Sales-Type Leases.

The Company’s SAB 108 adjustments relate to the valuation of the collectability of Sales-Type Leases. Based on its approach for assessing misstatements prior to the adoption of SAB 108, it had previously concluded that these amounts were immaterial under the income statement approach.

NOTE 4 - NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2014. Following is a summary of the components of the Company’s net investment in sales-type leases at December 31, 2009 and 2008:

	2009	2008
Total Minimum Lease Payments to be Received	$37,112,817	$51,599,716
Residual Values	11,843,408	9,660,780
Lease Carrying Value	48,956,225	61,260,496
Less: Allowance for Uncollectible Amounts	(1,260,484)	(631,823)
Less: Unearned Income	(11,014,052)	(14,995,710)
Net Investment in Sales-Type Leases	$36,681,689	$45,632,963

Note 5 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Cost and accumulated depreciation of equipment and leasehold improvements as of December 31, 2009 and 2008 are as follows:

	2009	2008
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	179,572	161,199
	283,533	265,160
Less: Accumulated Depreciation	(179,593)	(143,844)
Net Property and Equipment	$103,940	$121,316

Depreciation expense charged to operations was $33,353 and $22,570 for the years ended December 31, 2009 and 2008, respectively.

NOTE 6 – CREDIT FACILITIES

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009; which the Company did not meet. At December 31, 2009, the availability under the $10,000,000 Revolver was limited to $2,500,000. The outstanding balance at December 31, 2009 was $1,679,319. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days at which time an additional $820,681 was advanced to the Company. On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extends the maturity date of the facility to March 1, 2011, reduces the amount available under the facility to $2,500,000, fixes the interest rate on the facility at 6.5%, and provides for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity.

In addition, effective October 5, 2009, the Company renewed the $33,000,000 revolving credit facility with another bank that matured on October 2, 2009 into a secured note payable (the “Note Payable”) for a twelve (12) month period.  The Note Payable bears interest at the prime rate plus 2% with a floor of 6%. The Note Payable is secured by vehicles; accounts receivable associated with leased vehicles; assignment of life insurance policies on Jerry Parish and Victor Garcia, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  Under the terms of the Note Payable, the Company will make six monthly principal and interest payments of $650,000 and five monthly principal and interest payments of $700,000, with the unpaid balance due at maturity on October 5, 2010. The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At December 31, 2009, the outstanding balance on the Note Payable was $27,785,077.

We believe that the Company has adequate cash flow being generated from its investment in sales-type leases and inventories to meet its financial obligations to the banks in an orderly manner, provided we are able to continue to renew the current credit facilities when they come due and the outstanding balances are amortized over a four to five year period.  The Company has historically been able to negotiate such renewals with its lenders.  However, there is no assurance that the Company will be able to negotiate such renewals in the future on terms that will be acceptable to the Company. In the future, if we are not able to negotiate renewals and/or expansion of our current credit facilities we may be required to seek additional capital by selling debt or equity securities. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that such financing will be available to the Company in amounts or on terms acceptable to us, or at all.

NOTE 7 – TRANSACTIONS WITH AN AFFILIATE

During May 2008, the Company leased 40 vehicles to Mint Car and Truck Rentals, LLC. (“Rentals”) a limited liability partnership controlled by the Company’s majority shareholder. Since the Company was the source of virtually all of Rentals inventory available for rental, the Company had a decisive influence over Rentals’ profitability. The Company concluded that, as a result of its common ownership, and because substantially all of the activities of Rentals either involved or were conducted on vehicles provided by the Company, Rentals was a variable interest entity. Accordingly, the Company considered itself to be the primary beneficiary of Rentals, and in accordance with FASB guidance included Rentals’ financial results in its consolidated financial statements through December 31, 2008.

The Company had leased forty vehicles to Rentals during the year ended December 31, 2008. The Company terminated the leases and the vehicles were repurchased by the dealer from whom the Company originally purchased them.  At December 31, 2008, the net investment in sales-type leases disclosed on the balance sheet was $0. The Company did not enter into any transactions with Rentals during 2009.

For the year ended December 31, 2008, the net revenue from these leases totaled $294,442 as follows:

Revenue from sales-type leases	$1,664,612
Less: Cancelled lease expense	(1,370,170)
Revenue from sales-type lease, net of canceled lease expenses	$294,442

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB guidance regarding fair value measurements requires disclosure of fair value information about financial instruments, whether recognized or not in our consolidated balance sheet. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and the estimated timing and amount of future cash flows. Therefore, the estimates of fair value may differ substantially from amounts that ultimately may be realized or paid at settlement or maturity of the financial instruments and those differences may be material. The FASB provision excludes certain financial instruments and all non-financial instruments from the Company’s disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments as of December 31, 2009 are set forth below:

		December 31, 2009
		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	$1,231,594	$1,231,594
Investment in sales-type leases – net	(b)	36,681,689	36,681,689

Financial liabilities:
Credit facilities	(c)	$29,464,396	$29,464,396
Notes payable to shareholders	(d)	630,300	630,300

(a)
The carrying value of cash and cash equivalents is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days. This valuation is a type 1 indicator.

(b)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This valuation is a type 3 indicator.

(c)
Credit facilities have variable rates of interest and maturities of one year or less. Therefore, carrying value is considered to be a reasonable estimate of fair value. This valuation is a type 1 indicator.

(d)	The fair value of Shareholder notes payable is estimated based on rates currently available for debt with similar terms and remaining maturities. This valuation is a type 1 indicator.

NOTE 9 -RELATED PARTY TRANSACTIONS

Under an informal arrangement, consulting fees totaling $306,800 and $274,400 were paid to a shareholder for services rendered during the years ended December 31, 2009 and 2008, respectively. The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011, which included an adjacent property at the rate of $20,000 per month. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market.  Rent expense under the lease amounted to $240,000 and $170,000 for the years ended December 31, 2009 and 2008, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of December 31, 2009 and December 31, 2008 were $630,300 and $435,300, respectively.  These notes payable are non-interest bearing and due upon demand.  The Company imputed interest on these notes payable at a rate of 8.75% per year.  Interest expense of $38,088 and $32,658 was recorded as contributed capital for the years ended December 31, 2009 and 2008, respectively.

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

In December 2009, the Company issued 300,000 shares of common stock to two employees.  In accordance with accounting guidance issued by the FASB, the Company recorded $51,000 of compensation expense which is reflected in the 2009 operating results of the Company.

NOTE 11 –OPTIONS AND WARRANTS

In July 2008, the Company granted options to purchase 2,000,000 common shares of stock to the selling stockholder who was elected Director, President and CEO of Mint Nevada. The exercise price of the options is $3.00 per share and such options expire ten years after the grant date. One third of the options may be exercised respectively on the first, second and third anniversary of the grant date. The Company recorded the transaction as part of its recapitalization.

In July 2008, the Company also granted warrants to purchase 2,100,000 common shares at prices of $0.10, $0.50, $1.00, $1.50 and $2.00 per share to two consultants in connection with consulting agreements executed with Mint Texas as of June 1, 2007 and assumed by Mint Nevada on the closing date. The Company recorded the transaction as part of its recapitalization. The warrants to purchase 2,100,000 shares were cancelled by the holders on September 30, 2009 as discussed below.  In December 2008, the Company granted options to purchase 100,000 common shares of stock at an exercise price of $1.01 per share, to a consultant for services and recorded compensation cost of $57,644.

On or around July 17, 2009, we entered into a letter agreement (the “Letter Agreement”) to confirm certain terms of our Engagement Agreement with a placement agent. Pursuant to the Letter Agreement, the agent agreed to waive any rights to any consideration pursuant to the Engagement Agreement in connection with funding by certain financial institutions in consideration for the grant by us of warrants to purchase 300,000 shares of our common stock at an exercise price of $0.50 per share, which warrants have a term of 5 years, include a cashless exercise provision and piggy-back registration rights, which warrants were subsequently granted.  The Company recorded $12,600 of consulting expense in the third quarter of 2009 and a similar amount of additional paid-in-capital.  The $12,600 of consulting expense was calculated as the fair market value of the warrants using the Black-Scholes option-pricing model.  The significant variables used in the calculation were; stock price of $0.17/share; $0.50/share exercise price of warrant; volatility of 88%; time to expiration of 1,750 days; and risk free interest rate of 2.31%.

On September 30, 2009, the Company and Mr. Parish and Victor Garcia, a Director of the Company, entered into a Mutual Release and Termination Agreement with third parties who were the holders of 8,278,872 shares of the Company’s common stock and warrants to purchase an additional 2,100,000 common shares at prices ranging from $0.10 to $2.00 per share.  Messers. Parish and Garcia paid $250,000 in cash and Mr. Parish delivered 125,000 shares of Arrayit Corporation to the third parties for the 8,278,872 shares of the Company’s common stock, of which 4,239,436 shares were issued to Mr. Parish and 4,239,436 shares were issued to Mr. Garcia. The third parties also agreed to cancel the warrants to purchase the 2,100,000 shares of the Company’s common stock.

A summary of activity under the Employee Stock Plans for the years ended December 31, 2009 and 2008 is presented below:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2007	-	$-
Granted	2,100,000	$2.91
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	-	$-
Outstanding – December 31, 2008	2,100,000	$2.91
Granted	300,000	$0.50
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	-	$-
Outstanding – December 31, 2009	2,400,000	$2.61
Exercisable – December 31, 2009	966,667	$2.22

The following table summarizes information about outstanding warrants at December 31, 2009 and 2008:

Year Issued	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price

2008	2,100,000	2.42	$0.82
2009	300,000	4.50	$0.50

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space from its President and majority shareholder, a related party, pursuant to a lease which expired on August 31, 2008 at the rate of $10,000 per month. The lease was renewed to July 31, 2011 at the rate of $20,000 per month.  Rent expense related to this operating lease totaled $240,000 and $170,000 for the years ended December 31, 2009 and 2008, respectively.

Operating lease commitments for the years ending December 31 are as follows:

2010	$240,000
2011	140,000
2012	-
2013	-
2014	-
Thereafter	-
$380,000

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

NOTE 13 – INCOME TAXES

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

The income tax provision (benefit) for the years ended December 31, 2009 and December 31, 2008 consists of the following:

	2009	2008

Current income tax expense (benefit)	$-	$28,837
Deferred income tax expense (benefit)	(2,183,947)	1,447,327
Total income tax provision	$(2,183,947)	$1,476,164

Significant components of our deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets:
NOL carry-forwards	$2,358,480	$295,221
Accrued expenses	294,169	221,138
Property	1,235	380
Other	7,452	7,452
Deferred tax liabilities:
Accounts Receivable	(1,924,716)	(1,955,584)
Other	-	(15,934)

Net deferred tax (liabilities) assets	$736,620	$(1,447,327)

The total income tax provision recognized by the Company for the years ended December 31, 2009 and December 31, 2008, reconciled to that computed under the federal statutory corporate rate, is as follows:

	2009	2008

Tax provision (benefit) at federal statutory rate	$(2,169,841)	$1,392,421
State income taxes — net of federal	(15,934)	53,979
Valuation allowance	-	-
Other	1,828	927

Income tax provision (benefit)	$(2,183,947)	$1,447,327

The Company adopted accounting guidance issued by the FASB related to accounting for uncertainty as it relates to income taxes. These provisions became effective January 1, 2008 and provide that a tax benefit from an uncertain tax position may be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s widely understood administrative practices and precedents. Once the recognition threshold is met, the portion of the tax benefit that is recorded represents the largest amount of tax benefit that is greater than 50 percent likely to be realized upon settlement with a taxing authority. The adoption of this guidance did not have a material impact on Mint's consolidated financial statements.

NOTE 15 – SUBSEQUENT EVENTS

On February 28, 2010, the Company executed the Amended Moody Revolver which extended the maturity date of the facility to March 1, 2011, reduces the amount available under the facility to $2,500,000, fixes the interest rate on the facility at 6.5%, and provides for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity. This transaction is discussed in detail in Note 6 above.

No other subsequent event occurred after the date of these financial statements and prior to their issuance, which would require its disclosure in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 5, 2009, the client auditor relationship between the Company and HJ & Associates, LLC, of Salt Lake City, Utah ("HJ") was terminated as HJ was dismissed by the Company.  The Company appreciated working with HJ, but believed it would be more efficient to change to an auditing firm located closer to the Company’s principal operations in Houston, Texas.  Effective May 5, 2009, the Company engaged M&K CPAS, PLLC, of Houston, Texas ("M&K") as its principal independent public accountant for the fiscal year ended December 31, 2009. The decision to change accountants was recommended, approved and ratified by the Company's Board of Directors effective May 5, 2009.

HJ's report on the financial statements of the Company for the fiscal years ended December 31, 2008 and 2007, and any later interim period, including the interim period up to and including the date the relationship with HJ ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company's fiscal years ended December 31, 2008 and December 31, 2007, and any later interim period, including the interim period up to and including the date the relationship with HJ ceased, there were no disagreements between HJ and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of HJ would have caused HJ to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

There have been no reportable events as provided in Item 304(a)(1)(iv) of Regulation S-K during the Company's fiscal years ended December 31, 2008 and December 31, 2007, and any later interim period, including the interim period up to and including the date the relationship with HJ ceased.

The Company authorized HJ to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company has requested that HJ review the disclosure and HJ has been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter is incorporated by reference as an exhibit to this Report.

The Company has not previously consulted with M&K regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(1)(iv) of Regulation S-K) during the Company's fiscal years ended December 31, 2008 and December 31, 2007, and any later interim period, including the interim period up to and including the date the relationship with HJ ceased. M&K has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304 (a).  M&K did not furnish a letter to the Commission.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As of the date of our assessment we concluded our internal controls over financial reporting were ineffective due to discovery of material weaknesses.

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

•	We will hire a permanent Chief Financial Officer to oversee financial reporting specifically in lease accounting and financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth our officers and Directors as of the date of this filing:

Name	Position	Year of Appointment
Jerry Parish	Chief Executive Officer, President, Secretary and Chairman Class III Director	2008
Warren L. Williams	Interim Chief Financial Officer	2009
Victor Garcia	Class II Director	2009
Randy Foust	Class I Director	2009

Jerry Parish, Age 67

Jerry Parish, founder of The Mint Leasing, Inc. currently serves as the Chief Executive Officer, President, Secretary and Chairman of the Board of Directors of the Company. Mr. Parish is an accomplished businessman, manager and salesman having spent his entire professional career in the automobile industry. Mr. Parish has served as both the Sales Manager and General Manager of several franchise dealerships in Texas, including Austin-Hemphill, Red McComb Automotive, Westway Ford and the Davis Chevrolet Organization. In recognition of Mr. Parish’s dedicated service to Red McComb Automotive, he received a number of awards including Salesman of the Year (in addition to his numerous “Salesman of the Month” awards). Mr. Parish, a native of Houston, Texas began his career with military service in the United States Navy.

Warren L. Williams, Age 54

Mr. Williams was appointed as the Chief Financial Officer of the Company on October 28, 2009.  Mr. Williams currently serves as a consultant with the Woodhill Financial Group, Ltd.  He has 31 years of financial and accounting experience, having served in a variety of leadership positions within a number of industries, including engineering and construction, oilfield services, manufacturing, wholesaling and distribution.  From 2000 to August 2006 Mr. Williams served as the Vice President of Finance and Chief Financial Officer of Willbros Group, Inc., a NYSE-listed company, Mr. Williams’ responsibilities included oversight of the accounting, finance, human resources, and IT departments.  From 1998 to 2000, he served as a Vice President and Chief Financial Officer of TransCoastal Marine Services, Inc, a publicly-traded pipeline construction company. Prior to 1998 Mr. Williams spent fifteen years in public accounting with Ernst & Young in Houston and Dallas, Texas. Mr. Williams is a Texas certified public accountant and has a BBA in Accounting degree from the University of Houston.

Victor Garcia, Age 45

Victor Garcia has served as a Director of the Company since March 2009.  Mr. Garcia has served as the President of Tecbrake since April 1995.  Mr. Garcia has twenty years of experience with engine brake manufacturing and distribution.  Mr. Garcia received a business degree from the Thunderbird School of Global Management in Glendale, Arizona.

Randy Foust, Age 50

Randy Foust has served as a Director of the Company since March 2009.  Mr. Foust has served as General Manager of McDavid Nissan since January 2000.  Mr. Foust has twenty years of experience in the automobile industry.  Mr. Foust graduated from Lamar University.

The Company has a classified Board of Directors, which is divided into three classes of Directors designated Class I, Class II and Class III.  The members of each class are elected for a term of three years and until their successors are elected and qualified.  The term of Class I Directors expire on the next annual meeting of stockholders, the term of Class II Directors expire on the date of the second annual meeting of stockholders following the adoption of the Amended and Restated Articles of Incorporation (July 18, 2009, the “Adoption Date”), and the Class III Director’s terms expire on the third annual meeting of stockholders following the Adoption Date.  Thereafter, at each succeeding annual meeting of stockholders, directors of each class shall be elected for three-year terms.  Notwithstanding the foregoing, any Director whose term shall expire at any annual meeting shall continue to serve until such time as his successor shall have been duly elected and shall have qualified.

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

Effective April 17, 2009, Gary W. Dugger resigned as a Director of the Company.

On October 28, 2009, the Board of Directors of the Company appointed Warren L. Williams as interim Chief Financial Officer of the Company as the Company conducts a search for a permanent Chief Financial Officer.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act of 1934, as amended, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

To our knowledge, based solely on a review of the copies of such reports furnished to us Jerry Parish, Warren Williams, Victor Garcia and Randy Foust are currently subject to Section 16(a) filing requirements and Randy Foust has not made his required filings with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards ($)	Options Awards ($)	All Other Compensation	Total ($)

Jerry Parish	2009	$337,096	$5,000	$-	$ -	$ -	$342.096
CEO and President (1)	2008	$307,500	$1,000	$-	$ 5,135,692	$ -	$5,444,192

Warren L. Williams (2) (7)	2009	$-	$-	$-	$ -	$ -	$-
Chief Financial Officer

E. Morgan Skinner (3)	2008	$-	$-	$-	$ -	$ -	$-
CEO and Director

William L. Sklar (4)	2008	$18,000	$-	$-	$ -	$ -	$18,000
Chief Financial Officer

Anacelia Olivarez (5)	2009	$107,206	$-	$34,000	$ -	$ -	$141,205
Chief Financial Officer	2008	$68,664	$-	$-	$ -	$ -	$68,664

John Colburn	2009	$135,000	$-	$17,000	$ -	$ -	$152,000
Sales Manager	2008	$110,000	$500	$-	$ -	$ -	$110,500

*
Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.  No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.

(1) Mr. Parish has served as the Company’s Chief Executive Officer and President since July 18, 2008.
(2) Mr. Williams has served as the Company’s Chief Financial Officer since October 28, 2009.
(3) Mr. Skinner served as the Company’s Chief Executive Officer until July 18, 2008.
(4) Mr. Sklar served as Chief Financial Officer of the Company from on or about November 18, 2008 until March 1, 2009.
(5) Ms. Olivarez served as the Company’s Chief Financial Officer from July 18, 2008 to on or around November 18, 2008.
(6) Mr. Bull resigned as the Company’s Chief Accounting Officer effective June 26, 2008.
(7) Mr. Williams did not receive any direct compensation for his services as the Company’s Chief Financial Officer during 2009.  However, Woodhill Financial Group, Ltd received payments of $191,175 for services provided to the Company during 2009, which included payments for Mr. Williams’ services.

Our compensation and benefits programs are administered by our Board of Directors and are intended to retain and motivate individuals with the necessary experience to accomplish our overall business objectives within the limits of our available resources.  Consequently, the guiding principles of our compensation programs are:

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

All compensation payable to the Chief Executive Officer and the other named executive officers is reviewed annually by the Board of Directors and changes or awards are approved by the Board of Directors.

Board Compensation

The following table sets forth summary information concerning the compensation we paid to directors during the year ended December 31, 2009:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Victor Garcia (2) (4)	$-	$-	$-	$306,800	$306,800
Randy Foust (2)	$-	$-	$-	$-	$-
Gary W. Dugger (2)	$-	$-	$-	$-	$-
Michael J. Hluchanek (3)	$-	$-	$-	$-	$-
Kelley V. Kirker (3)	$-	$-	$-	$-	$-

(1)
Mr. Parish has not received any additional consideration for his services to the Board of Directors other than what he was paid as an officer of the Company, as provided above, and as such, he has not been included in the table above.

(2)
Effective March 18, 2009, the number of Directors of the Company was increased to four (4) and Victor Garcia, Gary W. Dugger and Randy Foust were appointed Directors of the Company.  Effective April 17, 2009, Gary W. Dugger resigned as a Director of the Company.

(3)	Mr. Hluchanek and Mr. Kirker were appointed as Directors of the Company on July 18, 2008 and resigned effective March 4, 2009.

(4)	Mr. Garcia was paid $306,800 for consulting services in 2009.

The following table sets forth certain information concerning unexercised stock options for each named executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis- able (1)	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Jerry Parish	666,667	1,333,333	-	3.00	7/18/2011	-	-	-	-

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

Employment Agreement:

On July 18, 2008, the Company assumed a three year employment agreement between Mint Texas and Mr. Parish, originally effective as of July 10, 2008.  The employment agreement provides for a salary $675,000 per annum and a bonus payable quarterly equal to 2% of the Company’s “modified EBITDA” (as defined in the employment agreement), as well as a discretionary bonus payable at the option of the Company’s Board of Directors.  Upon the termination of the employment agreement for cause by the Company (as defined therein) or by Mr. Parish, without cause, Mr. Parish will receive only the benefits and compensation he has earned as of the termination date of the agreement.  Upon termination of the agreement by Mr. Parish for good cause (as defined therein) disability, or death, Mr. Parish is due his compensation for the remainder of the current calendar month, and for 12 months thereafter (or such shorter period as the agreement is in effect) and his pro rated bonus. During 2009 and 2008 Mr. Parish received cash compensation of $342,096 and $308,500, respectively. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2009 and 2008.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 25, 2010 with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of March 25, 2010.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.

	Common Stock Shares Beneficially Owned		Series A Convertible Preferred Stock Shares Beneficially Owned	Series B Convertible Preferred Stock Shares Beneficially Owned	Total Voting Shares		Total Voting Percentage (3)

Jerry Parish* - CEO, President, Secretary and Chairman	40,231,103	(1)(2)	0	2,000,000	122,455,608	(1)(2)	74.2%

Warren L. Williams - CFO	0		0	0	0		0%

Victor Garcia* - Director	39,564,436	(1)	0	0	39,564,436	(1)	24.1%

Randy Foust* -Director	0		0	0	0		0%

All of the Officers and Directors as a Group (4 persons)	79,795,539		0	2,000,000	162,020,044		98.1%

* The address of all of our officers and Directors is the Company’s address, 323 N. Loop West, Houston, Texas, 77008.

(1) Mr. Parish was previously provided the right to vote the shares of common stock held by Mr. Garcia pursuant to a Voting Trust Agreement dated on or around July 10, 2008, which Voting Trust Agreement expired on December 31, 2009.

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

(3) Based on 164,449,009 voting shares issued and outstanding, which amount includes the 82,224,504 shares of common stock issued and outstanding and 2,000,000 shares of the Company’s Series B Convertible Preferred Stock issued and outstanding, which shares vote in aggregate the total number of voting shares of the Company plus one vote.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During May 2008, the Company leased 40 vehicles to Mint Car and Truck Rentals, LLC. (“Rentals”) a limited liability partnership controlled by the Company’s majority shareholder, Jerry Parish.  The Company had leased forty vehicles to Rentals, as of December 31, 2008, but the Company has terminated the leases and the vehicles had been repurchased by the dealer from whom the Company originally purchased them, leaving no balance owing on the lease.

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

Under an informal arrangement, consulting fees totaling $306,800 and $274,400 were paid to Mr. Garcia for services rendered during the years ended December 31, 2009 and 2008, respectively, and have been expensed in the accompanying financial statements.

The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011, which included an adjacent property to be built, at the rate of $20,000 per month. Rent expense under the lease amounted to $240,000 and $170,000 for the years ended December 31, 2009 and 2008, respectively, and has been expensed in the accompanying financial statements.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of December 31, 2009 and December 31, 2008 were $630,300 and $435,300, respectively.  These notes payable are non-interest bearing and due upon demand.  The Company imputed interest on these notes payable at a rate of 8.75% per year.  Interest expense of $38,088 and $32,658 was recorded as contributed capital for the years ended December 31, 2009 and 2008, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $67,850 (M&K CPAs, LLC) and $62,000 (HJ & Associates, LLC), respectively.

Audit Related Fees

The Company paid HJ & Associates, LLC other audit fees totaling $63,620 in conjunction with its SEC filings and other services related to the Company's reverse merger with Legacy Communications Corp in 2008.  The Company did not pay M&K CPAs, LLC, any other audit related fees in 2009.

Tax Fees

The Company did not engage or pay its principal independent accountants for professional services related to the Company's taxes in either of the years ended December 31, 2009 or 2008.

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

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Voting Trust Agreement between Jerry Parish and Victor Garcia
10.6(5)	Modification, Renewal and Extension Agreement with Sterling Bank
14.1(1)	Code of Ethics dated July 18, 2008
16.1(6)	Letter from HJ & Associates, LLC
21.1*	Subsidiaries
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on May 11, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MINT LEASING, INC.

DATED: March 26, 2010	By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer, Secretary and President
(Principal Executive Officer)

DATED: March 26, 2010	By: /s/ Warren L. Williams
Warren L. Williams
Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jerry Parish	Chief Executive Officer	March 26, 2010
Jerry Parish	President, Secretary and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Warren L. Williams	Chief Financial Officer	March 26, 2010
Warren L. Williams	(Principal Accounting Officer)

/s/ Victor Garcia	Director	March 26, 2010
Victor Garcia