Form 10-Q
period 2010-03-31
MINT LEASING INC
filed 2010-05-18
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

                As of May 10, 2009, there were outstanding 82,224,504 shares of the registrant’s common stock, $.001 par value per share.

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-Q, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include among others;

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

With respect to any forward-looking statement that includes a statement of its underlying assumptions or basis, we caution that, while we believe such assumptions or basis to be reasonable and have formed them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by applicable law, including the securities laws of the United States and/or if the existing disclosure fundamentally or materially changes, we do not undertake any obligation to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

PART I
FINANCIAL INFORMATION

Item1.  Financial Statements.

THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2010	December 31, 2009
	(unaudited)

Cash and cash equivalents	$765,242	$1,231,594
Investment in sales-type leases, net	33,915,726	36,681,689
Vehicle inventory	740,135	765,690
Property and equipment, net	93,479	103,940
Other assets	65,400	98,400
Deferred income tax receivable	1,147,858	736,620
TOTAL ASSETS	$36,727,840	$39,617,933

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$182,393	$1,204,406
Credit facilities	28,062,777	29,464,396
Notes payable to shareholders	913,800	630,300

TOTAL LIABILITIES	29,158,970	31,299,102

STOCKHOLDERS' EQUITY
Preferred stock; Series A, 18,000,000 shares authorized at $0.001 par value, 0 shares outstanding	-	-
Preferred stock; Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 shares outstanding at March 31, 2010 and December 31, 2009	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 82,224,504 shares issued and outstanding at March 31, 2010 and December 31, 2009	82,225	82,225
Additional paid in capital	9,328,529	9,319,073
Retained earnings	(1,843,884)	(1,084,467)
Total Stockholders' Equity	7,568,870	8,318,831

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,727,840	$39,617,933

“See accompanying notes to the unaudited consolidated financial statements”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009

REVENUES
Sales-type leases, net	$1,228,719	$4,702,225
Amortization of unearned income related to sales-type leases	998,578	1,540,707

Total Revenues	2,227,297	6,242,932

COST OF REVENUES	2,262,374	5,091,325

GROSS PROFIT	(35,077)	1,151,607

GENERAL AND ADMINISTRATIVE EXPENSE	664,913	911,611

INCOME (LOSS) FROM OPERATIONS	(699,990)	239,996

OTHER INCOME (EXPENSE)
Interest expense	(470,666)	(462,014)
Other income	-	-
Total Other Income (Expense)	(470,666)	(462,014)

LOSS BEFORE TAX	(1,170,656)	(222,018)

Provision for (benefit from ) Income Tax	(411,239)	(74,241)

NET LOSS	$(759,417)	$(147,777)
Weighted average shares outstanding- Basic and fully diluted	82,224,504	81,929,504
Basic and Fully Diluted Earnings per Share:	$(0.01)	$(0.00)

“See accompanying notes to the unaudited consolidated financial statements”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(759,417)	$(147,777)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation	10,461	4,824
Bad debt expense	102,505	275,692
Imputed interest on related party notes	9,456	9,523

Change in operating assets and liabilities:
Net investment in sales-type leases	2,663,458	889,025
Inventory	25,556	(483,609)
Other assets	33,000	(360,730)
Accounts payable and accrued expenses	(1,022,013)	(111,983)
Deferred income taxes	(411,239)	(74,247)

Net Cash provided by operating activities	651,767	718

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-
Net Cash (used) provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Credit Facilities	820,681	-
Payments on Credit Facilities	(2,222,300)	-
Proceeds for loans from related parties	283,500	-
Net Cash (used) by financing activities	(1,118,119)	-
I INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	(466,352)	718

CASH and CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,231,594	880,979
CASH and CASH EQUIVALENTS, AT END OF PERIOD	$765,242	$881,697

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

CASH PAID FOR:	2010	2009

Interest	$428,338	$383,981
Income taxes	$-	$-

“See accompanying notes to the unaudited consolidated financial statements”

THE MINT LEASING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

NOTE 1 – ORGANIZATION and NATURE OF BUSINESS ACTIVITY

A. Organization

The Mint Leasing, Inc. (“Mint” or the “Company") was incorporated in Nevada on September 23, 1997 as Legacy Communications Corporation.

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

C. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Certain 2009 balances have been reclassified in the accompanying unaudited consolidated condensed financial statements to be in conformity with the presentation in the March 31, 2010 statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 26, 2010.

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

C.  Revenue recognition

Sales-type leases

The Company’s customers typically finance vehicles over periods ranging from three to six years.  These financing agreements are classified as operating leases or sales type leases as prescribed by the Financial Accounting Standards Board (FASB).  Revenues representing the capitalized costs of the vehicles are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term.

For the three months ended March 31, 2010 and 2009, amortization of unearned income totaled $998,578 and $1,540,707, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D.  Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the direct costs of non-performing leases.  Cars that are reacquired are typically either released or sold at auction, with the related proceeds recorded in revenue.  Total cost of sales was $2,262,374 and $5,091,325 for the three months ending March 31, 2010 and 2009, respectively.

E.  Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

At March 31, 2010, all of the Company’s deposits with a financial institution were within FDIC insurance coverage limits.

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

Cost and accumulated depreciation of assets as of March 31, 2010 and December 31, 2009 are as follows:

	2010	2009
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	179,572	179,572
	283,533	283,533
Less: Accumulated Depreciation	(190,054)	(179,593)
Net Property and Equipment	$93,479	$103,940

Expenditures for additions, major renewal and betterments are capitalized, and expenditures for maintenance and repairs are charged against income as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

Depreciation expense charged to operations was $10,461 and $4,824 for the three months ended March 31, 2010 and 2009, respectively.

J. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the three months ended March 31, 20010 and 2009 totaled $205 and $16,614, respectively.

K.  Income Taxes

The Company accounts for income taxes in accordance with guidance provided by the FASB, whereby, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing currently enacted tax rates of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets are recognized, net of any valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carry forwards.

For interim financial reporting, the Company records the tax provision (benefit) based on its estimate of the effective tax rate for the year.  The Company has projected its annual estimated effective income tax rate to be 35% for 2010.  Accordingly, the Company has recorded a deferred tax benefit of $411,239 for the three months ended March 31, 2010, on a loss before taxes of $1,170,656.  At March 31, 2010, the Company had a deferred tax asset of $1,147,858 primarily related to the tax effect of net operating loss carry forwards to be used in the future.

We adopted the FASB’s provisions regarding the treatment of income taxes on January 1, 2008. As of March 31, 2010, we had no liabilities, included on the consolidated balance sheets, associated with uncertain tax position. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

L. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  At March 31, 2010 and 2009, there was no difference between basic and diluted loss per share as the effect of these potential common shares were anti-dilutive due to the net loss during the three month periods ended March 31, 2010 and 2009.

M. Effect of New Accounting Pronouncements

In September 2008, the FASB issued provisions regarding the accounting associated with instruments which are indexed to an entity’s own stock. These provisions trigger liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the Company’s functional currency or warrants with certain reset provisions to the strike price because of a “down-round” financing. The provisions are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. We adopted these provisions on January 1, 2009 and analyzed all of the outstanding options and none contained down-round reset exercise price provisions that would have precluded equity treatment.  Therefore, the adoption did not have a material impact on our financial position, results of operations or cash flows. In April 2009, the FASB issued additional guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This provision amends and clarifies earlier guidance on business combinations to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This provision is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not made any acquisitions that would require such disclosure during the first quarter of 2010.

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

We adopted the provisions issued by the FASB on January 1, 2008 related to fair value measurements. This provision defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurement.  This guidance applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the provisions established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a non-recurring basis at March 31, 2010:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)

Cash and cash equivalents	$ 765,242	$-	$-	$-
Investment in sales-type leases – net	-	-	33,915,726	-
Credit facilities	-	28,062,777	-	-
Notes payable to shareholders	-	913,800	-	-

The FASB’s guidance became effective for us on January 1, 2008 and establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the three months ended March 31, 2010, there were no applicable items on which the fair value option was elected. This FASB provision may impact our consolidated financial statements in the future.

NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2014. Following is a summary of the components of the Company’s net investment in sales-type leases at March 31, 2010 and December 31, 2009:

	As of 3/31/10	As of 12/31/09

Total Minimum Lease Payments to be Received	$35,278,715	$37,112,817
Residual Values	11,483,343	11,843,408
Lease Carrying Value	46,762,058	48,956,225
Less: Allowance for Uncollectible Amounts	(1,362,989)	(1,260,484)
Less: Unearned Income	(11,483,343)	(11,014,052)
Net Investment in Sales-Type Leases	$33,915,726	$36,681,689

NOTE 4 –CREDIT FACILITIES

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009; which the Company did not meet. At December 31, 2009, the availability under the $10,000,000 Revolver was limited to $2,500,000. The outstanding balance at December 31, 2009 was $1,679,319. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days at which time an additional $820,681 was advanced to the Company. On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extends the maturity date of the facility to March 1, 2011, reduces the amount available under the facility to $2,500,000, fixes the interest rate on the facility at 6.5%, and provides for 11 monthly payments of principal and interest of $37,817, with the remaining balance due at maturity. The outstanding balance at March 31, 2010 was $2,500,000.

In addition, effective October 5, 2009, the Company renewed the $33,000,000 revolving credit facility with another bank that matured on October 2, 2009 into a secured note payable (the “Note Payable”) for a twelve (12) month period.  The Note Payable bears interest at the prime rate plus 2% with a floor of 6%. The Note Payable is secured by vehicles; accounts receivable associated with leased vehicles; assignment of life insurance policies on Jerry Parish and Victor Garcia, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  Under the terms of the Note Payable, the Company will make six monthly principal and interest payments of $650,000 and five monthly principal and interest payments of $700,000, with the unpaid balance due at maturity on October 5, 2010. The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At March 31, 2010 and December 31, 2009, the outstanding balance on the Note Payable was $25,562,777 and $27,785,077, respectively.

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

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments as of March 31, 2010 are set forth below:

		March 31, 2010
		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	$765,242	$765,242
Investment in sales-type leases – net	(b)	33,915,726	33,915,726

Financial liabilities:
Credit facilities	(c)	28,062,777	28,062,777
Notes payable to shareholders	(d)	913,800	913,800

(a)	The carrying value of cash and cash equivalents is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.

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

NOTE 6 -RELATED PARTY TRANSACTIONS

Under an informal arrangement, consulting fees totaling $52,500 and $20,800 were paid to a shareholder for services rendered during the three months ended March 31, 2010 and 2009, respectively. The Company leased office space from a limited liability corporation, which is owned by the Company’s two majority shareholders, pursuant to a lease that expires on July 31, 2011, at the rate of $20,000 per month. Rent expense under the lease amounted to $60,000 and $60,000 for the three months ended March 31, 2010 and 2009, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a limited liability corporation that is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of March 31, 2010 and December 31, 2009 were $913,800 and $630,300, respectively.  These note payables are non-interest bearing and due upon demand.  The Company imputed interest on these note payables at a rate of 8.75% per year.  Interest expense of $9,456 and $9,523 was recorded as contributed capital for the three months ended March 31, 2010 and 2009.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk are primarily cash equivalents, and finance receivables. Our cash equivalents are placed through various major financial institutions.  Finance receivables represent contracts with consumers residing throughout the United States, with lessees located in Texas, Arkansas, Mississippi, Alabama, Georgia, Tennessee and Florida. No state other than Texas accounted for more than 10% of managed finance receivables.

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

NOTE 8 – SUBSEQUENT EVENTS

No subsequent event occurred after the date of these financial statements and prior to their issuance, which would require its disclosure in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may”, “believe”, “expect”, “intend”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors with respect to any such forward-looking statements include, but are not limited to, the risk factors described in the Company’s Annual Report on Form 10-K and in this report.  The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

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

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  The Company entered into a renewal of the revolving credit facility effective the same date in October 2009 for a twelve month period.  The new Secured Note Payable (“Note Payable”) bears interest at the prime rate plus 2% with a floor of 6%. The Note Payable is secured by vehicles; related receivables associated with leased vehicles; assignment of life insurance policies on Jerry Parish and Victor Garcia, and the guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  Under the terms of the Note Payable the Company will make six monthly principal and interest payments of $650,000 and five monthly principal and interest payments of $700,000, with the unpaid balance due at maturity on October 5, 2010. The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At March 31, 2010, the outstanding balance on the Note Payable was $25,562,777. Under the terms of the January 6, 2009 renewal and the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities.

Our credit facility with Sterling Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and Chairman fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.  At March 31, 2010, the Company was in compliance with all debt covenants under the credit facility with Sterling Bank.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009, which the Company was not in compliance with. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extends the maturity date of the facility to March 1, 2011; reduces the amount available under the facility to $2,500,000; fixes the interest rate on the facility at 6.5%, and provides for 11 monthly payments of principal and interest of $37,817 with the remaining balance due at maturity.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the remainder of fiscal 2010, we plan to continue investing to support our long-term growth initiatives. We are exploring opportunities to increase the Company’s capital base through the issuance by the Company of additional common or preferred stock and/or the issuance of convertible debt.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

For the three months ended March 31, 2010, total revenues were $2,227,297, compared to $6,242,932 for the three months ended March 31, 2009, a decrease in total revenues of $4,015,635 or approximately 64% from the prior period.  Revenues from sales-type leases, net, decreased $3,473,506 or 74% to $1,228,719 for the three months ended March 31, 2010, from $4,702,225 for the three months ended March 31, 2009.  Revenues from amortization of unearned income related to sales-type leases decreased $542,129 or 35% to $998,578 for the three months ended March 31, 2010, from $1,540,707 for the three months ended March 31, 2009.

The decrease in revenues from sales-type leases, net was principally due to the lack of availability of funds, which would have enabled the Company to purchase vehicles and issue new leases. The limited availability of funds to enter into new sales-type lease is primarily the result of more restrictive terms under the Company’s credit facilities with senior lenders during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  The decrease in revenues from amortization of unearned income related to sales-type leases was principally due to lower balances in the net investment in sales-type leases. The decrease in the balance in the net investment in sales-type leases is the result of the Company collecting lease payments on existing leases while it has had limited ability to enter into new leases.

Cost of revenues decreased $2,828,951 or 56% to $2,262,374 for the three months ended March 31, 2010, as compared to $5,091,325 for the three months ended March 31, 2009.  Cost of revenues decreased as a result of the lower revenue for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.

Gross profit decreased $1,186,684 or 103% to a negative gross profit of $35,077 for the three months ended March 31, 2010 compared to gross profit of $1,151,607 for the three months ended March 31, 2009.  Gross profit decreased largely due to the 64% decrease in total revenues, which was offset by the 56% decrease in total cost of revenues.

General and administrative expenses were $664,913 and $911,611, for the three months ended March 31, 2010 and March 31, 2009, respectively, constituting a decrease of $246,698 or 27% from the prior period.  The decrease in expenses was mainly associated with a reduction in employees and other expenses as a result of the decrease in sales during the period as compared to the same period in the prior year.

Interest expense was $470,666 and $462,014 for the three months ended March 31, 2010 and March 31, 2009, respectively. The $8,652 or 2% increase in interest expense for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, was due to a slight increase in the interest rates charged on our credit facilities for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  The impact of the higher interest rates on the credit facilities was partially offset by lower debt balances during the first quarter of 2010 versus the first quarter of 2009.

The Company had a benefit from income taxes of $411,239 for the three months ended March 31, 2010, compared to a benefit from income taxes of $74,241 for the three months ended March 31, 2009, an increase of $336,998 from the prior period. The increase in the benefit from income taxes is entirely due to the $948,637 increase in the loss before taxes in first quarter or 2010 compared to the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $36,727,840 as of March 31, 2010, which included cash and cash equivalents of $765,242, investment in sales-type leases, net of $33,915,726, vehicle inventory of $740,135, deferred income taxes receivable of $1,147,858, property and equipment, net of $93,479 and other assets of $65,400.

We had total liabilities as of March 31, 2010 of $29,158,970, which included $182,393 of accounts payable and accrued liabilities, $28,062,777 of amounts due under our credit facilities with senior lenders (described in greater detail below), and $913,800 of notes payable to related parties.

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  The Company entered into a renewal of the revolving credit facility effective the same date in October 2009 for a twelve month period.  The new Secured Note Payable (“Note Payable”) bears interest at the prime rate plus 2% with a floor of 6%. The Note Payable is secured by vehicles; accounts receivables associated with leased vehicles; assignment of life insurance policies on Jerry Parish and Victor Garcia, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  Under the terms of the Note Payable, the Company will make six monthly principal and interest payments of $650,000 and five monthly principal and interest payments of $700,000, with the unpaid balance due at maturity on October 5, 2010. The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At March 31, 2010, the outstanding balance on the Note Payable was $25,562,777. Under the terms of the January 6, 2009 renewal and the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities.

Our credit facilities with Sterling Bank require us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including but not limited to covenants requiring that: we maintain certain financial ratios; Jerry Parish, our Chief Executive Officer and Chairman continues to own at least 50% of the ownership of the Company; prohibiting the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.  At March 31, 2010, the Company was in compliance with all debt covenants.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” or “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009; which the Company was not in compliance with. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extends the maturity date of the facility to March 1, 2011, reduces the amount available under the facility to $2,500,000, fixes the interest rate on the facility at 6.5%, and provides for 11 monthly payments of principal and interest of $37,817, with the remaining balance due at maturity. At March 31, 2010, the outstanding balance on the Amended Moody Revolver was $2,500,000.

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

The Company has notes and advances payable to Jerry Parish, Victor Garcia and an affiliate of $913,800 and $630,300 as of March 31, 2010 and December 31, 2009, respectively.  These notes and advances payable are non-interest bearing and subordinated to the credit facilities with the banks.  Accordingly, they have been classified as long term. The Company imputed interest on these note payables at a rate of 8.75% per year.  Interest expense of $9,456 and $9,523 was recorded as contributed capital for the three months ended March 31, 2010 and 2009.

We generated $651,767 in cash from operating activities for the three months ended March 31, 2010, which was mainly due from collections and reductions of net investment in sales-type leases of $2,663,458 and a decrease in inventory and other assets of $58,556. Non-cash charges for the period included the change in the allowance for doubtful accounts, depreciation, and imputed interest that were $102,505, $10,461, and $9,456, respectively, which also contributed positively to the cash provided by operating activities. Those items negatively impacting the cash provided by operations for the three months ended March 31, 2010, were the net loss of $759,417, the deferred tax benefit of $411,239, and a decrease in accounts payable and accrued liabilities of $1,022,013.

Our cash balance was not affected by investing activities for the three months ended March 31, 2010.

We had $1,118,119 of net cash used in financing activities for the three months ended March 31, 2010, which was due to $2,222,300 of payments on credit facilities, offset by $820,681 of proceeds from borrowings on the Amended Moody Revolver, and $283,500 advances from related parties.

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

Currently we are exploring opportunities to increase the Company’s capital base through the sale of additional common or preferred stock and/or the issuance of convertible debt. The sale in the future of additional equity or convertible debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that such financing will be available to the Company in amounts or on terms acceptable to us, or at all.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We Will Need To Obtain Additional Financing To Continue To Execute On Our Business Plan.

On or around January 6, 2009, the Company, entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  The Company entered into a renewal of the revolving credit facility effective the same date in October 2009 for a twelve month period.  The new Secured Note Payable (the “Note Payable”) bears interest at the prime rate plus 2% with a floor of 6%. The Note Payable is secured by vehicles; receivables associated with leased vehicles; the assignment of life insurance policies on Jerry Parish and Victor Garcia, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  Under the terms of the Note Payable, the Company will make six monthly principal and interest payments of $650,000, and five monthly principal and interest payments of $700,000, with the unpaid balance due at maturity on October 5, 2010. The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At March 31, 2010, the outstanding balance on the Note Payable was $25,562,777. Under the terms of the January 6, 2009 renewal and the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009, which the Company was not in compliance with. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extends the maturity date of the facility to March 1, 2011, reduces the amount available under the facility to $2,500,000, fixes the interest rate on the facility at 6.5%, and provides for 11 monthly payments of principal and interest of $37,817, with the remaining balance due at maturity.

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

The Company may not have sufficient funds on hand in October 2010 when the Sterling Bank credit facility matures to retire the debt. Accordingly, we will need to further extend the credit facility and/or seek alternative financing to repay such credit facility.  Additionally, in the future, we may need additional credit to support our operations, which credit may not be available from our current banking institutions.  We do not currently have any additional commitments of additional capital from third parties or from our officers, directors or majority shareholders. We are currently exploring opportunities to raise additional capital through the sale of debt or equity securities to third parties, such sales may cause substantial dilution to our existing shareholders.  We can provide no assurance that additional financing will be available on favorable terms, if at all. If we are not able to raise the capital, we may be forced to abandon or curtail our business plan, which may cause any investment in the Company to become worthless.

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

Subject to notice and cure period requirements where they are provided for, any un-waived and uncured breach of the covenants applicable to our credit facilities could result in acceleration of the amounts owed and the cross-default and acceleration of indebtedness owing to other lenders, which default may cause the value of our securities to decline in value or become worthless.

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

Jerry Parish, Our Chief Executive Officer And Chairman, Can Exercise Voting Control Over Corporate Decisions.

Jerry Parish beneficially holds voting control over (a) 2,000,000 Series B Convertible Preferred Stock shares, which provide him the ability to vote the total number of outstanding shares of voting stock of the Company plus one vote, and (b) approximately 48% of the Company’s outstanding common stock; which in aggregate provides him voting control over approximately 74% of our total voting securities.  As a result, Mr. Parish will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Parish may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - (REMOVED AND RESERVED)

None.

ITEM 5 - OTHER INFORMATION

In May 2010, Jerry Parish, our Chairman and Chief Executive Officer purchased 875,000 shares of our common stock in a private transaction for aggregate consideration of $80,000.

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

THE MINT LEASING, INC.

DATED: May 18, 2010	By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer, Secretary and President
(Principal Executive Officer)

DATED: May 18, 2010	By: /s/ Warren L. Williams
Warren L. Williams
Chief Financial Officer (Principal Accounting Officer)