Form 10-Q
period 2010-06-30
MINT LEASING INC
filed 2010-08-19
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

     As of August 16, 2010, there were outstanding 82,224,504 shares of the registrant’s common stock, $0.001 par value per share.

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-Q, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include those risks set forth below under “Risk Factors,” among others, including:

•	our ability to raise capital in the form of either debt or equity,
•	our ability to obtain and retain customers,
•	our ability to provide our products and services at competitive rates,
•	our ability to execute our business strategy in a very competitive environment,
•	our degree of financial leverage,
•	risks associated with our acquiring and integrating companies into our own,
•	risks related to market acceptance and demand for our services,
•	the impact of competitive services, and
•	other risks referenced from time to time in our SEC filings.

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

PART I
FINANCIAL INFORMATION

Item1.  Financial Statements.

THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2010	December 31, 2009
	(unaudited)

Cash and cash equivalents	$526,016	$1,231,594
Investment in sales-type leases, net	31,217,314	36,681,689
Vehicle inventory	743,980	765,690
Property and equipment, net	83,018	103,940
Other assets	33,000	98,400
Deferred income tax receivable	1,576,300	736,620
TOTAL ASSETS	$34,179,628	$39,617,933

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$295,045	$1,204,406
Credit facilities	26,221,999	29,464,396
Notes payable to shareholders	913,800	630,300

TOTAL LIABILITIES	27,430,844	31,299,102

STOCKHOLDERS' EQUITY
Preferred stock; Series A, 18,000,000 shares authorized at $0.001 par value, 0 shares outstanding	-	-
Preferred stock; Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 shares outstanding at June 30, 2010 and December 31, 2009	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 82,224,504 shares issued and outstanding at June 30, 2010 and December 31, 2009	82,225	82,225
Additional paid in capital	9,337,987	9,319,073
Retained earnings	(2,673,428)	(1,084,467)
Total Stockholders' Equity	6,748,784	8,318,831

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,179,628	$39,617,933

“See accompanying notes to the unaudited consolidated financial statements”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ending	Three Months Ending	Six Months Ending	Six Months Ending
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUES
Sales-type leases, net	$686,675	$4,310,308	$1,915,395	$9,012,533
Amortization of unearned income related to sales-type leases	1,070,877	1,453,879	2,069,454	2,994,586
TOTAL REVENUES	1,757,552	5,764,187	3,984,849	12,007,119

COST OF REVENUES	1,957,694	5,393,594	4,208,269	10,209,227

GROSS PROFIT (LOSS)	(200,142)	370,593	(223,420)	1,797,892

GENERAL AND ADMINISTRATIVE EXPENSE	589,510	1,201,391	1,266,223	2,388,694

INCOME BEFORE OTHER INCOME (EXPENSE) FROM OPERATIONS	(789,652)	(830,798)	(1,489,643)	(590,802)

OTHER INCOME (EXPENSE)
Interest expense	(468,333)	(443,254)	(938,998)	(905,268)
LOSS BEFORE INCOME TAXES	(1,257,985)	(1,274,052)	(2,428,641)	(1,496,070)

PROVISION (BENEFIT) FOR INCOME TAXES	(428,441)	(457,969)	(839,680)	(532,210)

NET LOSS	$(829,544)	$(816,083)	$(1,588,961)	$(963,860)

Basic average shares outstanding	82,224,504	81,929,504	82,224,504	81,929,504

Basic earnings per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

“See accompanying notes to the unaudited consolidated financial statements”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,588,961)	$(963,860)
Adjustments to reconcile Net Loss to net cash provided by operating activities:
Depreciation	20,922	31,384
Bad debt expense	226,213	272,957
Imputed interest on related party notes	18,914	19,045
Changes in operating assets and liabilities:
Net investment in sales-type leases	5,238,162	3,349,225
Inventory	21,709	(659,534)
Other assets	65,400	(105,730)
Accounts payable and accrued expenses	(909,360)	(157,837)
Deferred income taxes	(839,680)	(532,210)

Cash Provided by Operating Activities	2,253,319	1,253,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(18,374)
Net Cash (used in) investing activities	-	(18,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder capital contribution	-	95,000
Proceeds from credit facilities	820,681	-
Payments on credit facilities	(4,163,078)	(1,440,172)
Proceeds from issuance of note payable	100,000	-
Proceeds from loans from related parties	283,500	-
Net Cash (used in) financing activities	(2,958,897)	(1,345,172)

(DECREASE) IN CASH and CASH EQUIVALENTS	(705,578)	(110,106)

CASH and CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,231,594	880,979

CASH and CASH EQUIVALENTS, AT END OF PERIOD	$526,016	$770,873

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

CASH PAID FOR:	2010	2009
Interest	$765,750	$886,223
Income taxes	$-	$-

“See accompanying notes to the unaudited consolidated financial statements”

THE MINT LEASING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

C.  Revenue recognition

The Company’s customers typically finance vehicles over periods ranging from three to nine years.  These financing agreements are classified as either operating or sales type leases as prescribed by the Financial Accounting Standards Board (FASB).  Revenues representing the capitalized costs of the vehicles are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term.

For the six months ended June 30, 2010 and 2009, amortization of unearned income totaled $2,069,454 and $2,994,586, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D.  Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of  the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s).  Cars that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue.  Total cost of sales was $4,208,269 and $10,209,227 for the six months ending June 30, 2010 and 2009, respectively.

E.  Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

At June 30, 2010, all of the Company’s deposits with financial institutions were within FDIC insurance coverage limits.

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

Cost and accumulated depreciation of assets as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	179,572	179,572
	283,533	283,533
Less: Accumulated Depreciation	(200,515)	(179,593)
Net Property and Equipment	$83,018	$103,940

Expenditures for additions, major renewal and betterments are capitalized, and expenditures for maintenance and repairs are charged against income as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

Depreciation expense charged to operations was $20,922 and $31,384 for the six months ended June 30, 2010 and 2009, respectively.

J. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the six months ended June 30, 2010 and 2009 totaled $9,914 and $20,137, respectively.

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

For interim financial reporting, the Company records the tax provision (benefit) based on its estimate of the effective tax rate for the year.  The Company has projected its annual estimated effective income tax rate to be 34% for 2010.  Accordingly, the Company has recorded a deferred tax benefit of $428,441 and $839,680 for the three and six month periods ended June 30, 2010, on losses before taxes of $1,257,985 and $2,428,641, respectively.  At June 30, 2010, the Company had a deferred tax asset of $1,576,300 primarily related to the tax effect of net operating loss carry forwards to be used in the future.

We adopted the FASB’s provisions regarding the treatment of income taxes on January 1, 2008. As of June 30, 2010, we had no liabilities included on the consolidated balance sheets associated with uncertain tax position. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

L. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  At June 30, 2010 and 2009, there was no difference between basic and diluted loss per share as the effect of these potential common shares were anti-dilutive due to the net loss during the three and six month periods ended June 30, 2010 and 2009.

M. Effect of New Accounting Pronouncements

In September 2008, the FASB issued provisions regarding the accounting associated with instruments which are indexed to an entity’s own stock. These provisions trigger liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the Company’s functional currency or warrants with certain reset provisions to the strike price because of a “down-round” financing. The provisions are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. We adopted these provisions on January 1, 2009 and analyzed all of the outstanding options and none contained down-round reset exercise price provisions that would have precluded equity treatment.  Therefore, the adoption did not have a material impact on our financial position, results of operations or cash flows. In April 2009, the FASB issued additional guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This provision amends and clarifies earlier guidance on business combinations to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This provision is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not made any acquisitions that would require such disclosure during the second quarter of 2010.

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

We adopted the provisions issued by the FASB on January 1, 2008 related to fair value measurements. This provision defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurement.  This guidance applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the provisions established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Cash and cash equivalents	$526,016	$-	$-	$-
Investment in sales-type leases – net	-	-	31,217,314	-
Credit facilities	-	26,221,999	-	-
Notes payable to shareholders	-	913,800	-	-

The FASB’s guidance became effective for us on January 1, 2008 and establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the six months ended June 30, 2010, there were no applicable items on which the fair value option was elected. This FASB provision may impact our consolidated financial statements in the future.

NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2015. Following is a summary of the components of the Company’s net investment in sales-type leases at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Total Minimum Lease Payments to be Received	$30,594,802	$37,112,817
Residual Values	11,064,254	11,843,408
Lease Carrying Value	41,659,056	48,956,225
Less: Allowance for Uncollectible Amounts	(1,505,894)	(1,260,484)
Less: Unearned Income	(8,935,848)	(11,014,052)
Net Investment in Sales-Type Leases	$31,217,314	$36,681,689

NOTE 4 –CREDIT FACILITIES

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009; which the Company did not meet. At December 31, 2009, the availability under the $10,000,000 Revolver was limited to $2,500,000. The outstanding balance at December 31, 2009 was $1,679,319. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days at which time an additional $820,681 was advanced to the Company. On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extends the maturity date of the facility to March 1, 2011, reduces the amount available under the facility to $2,500,000, fixes the interest rate on the facility at 6.5%, and provides for 11 monthly payments of principal and interest of $37,817, with the remaining balance due at maturity. The outstanding balance at June 30, 2010 was $2,428,135.

Effective October 5, 2009, the Company renewed the $33,000,000 revolving credit facility with another bank that matured on October 2, 2009 into a secured note payable (the “Sterling Note”) for a twelve (12) month period.  The Sterling Note bears interest at the prime rate plus 2% with a floor of 6%. The Sterling Note is secured by vehicles; accounts receivable associated with leased vehicles; assignment of life insurance policies on Jerry Parish and Victor Garcia, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  Under the terms of the Sterling Note, the Company will make six monthly principal and interest payments of $650,000 and five monthly principal and interest payments of $700,000, with the unpaid balance due at maturity on October 5, 2010. The Sterling Note also requires the Company to meet financial covenants related to tangible net worth and leverage. The Sterling Note also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Sterling Note.  At June 30, 2010 the Company was not in compliance with the minimum tangible net worth financial covenant and the outstanding balance under the Sterling Note exceeded the borrowing base; however, as described below, pursuant to the Amended Sterling Note, Sterling Bank agreed to forbear from taking any action against the Company in connection with such non-compliance.

Effective July 1, 2010, the bank amended and extended the Sterling Note (“Amended Sterling Note”).  Under the terms of the Amended Sterling Note the maturity date of the note was extended to November 10, 2010 and the principal payments were reduced to $110,000. The bank also agreed to forbear from taking any action against the Company as a result of its failure to meet the tangible net worth covenant for the remaining term of the Amended Sterling Note.  The bank also agreed to forbear from taking any action against the Company as it relates to its non-compliance with the borrowing base as long as the outstanding balance on the Amended Sterling Note does not exceed the borrowing base by more than $1,000,000. At June 30, 2010 and December 31, 2009, the outstanding balance on the Amended Sterling Note was $23,693,864 and $27,785,076, respectively.

On June 5, 2010, the Company entered into an unsecured $100,000 note payable (“Note Payable”) with a third party to finance the purchase of vehicles for lease. The interest rate on the Note Payable is 15% per annum and is payable monthly. Principal is due at maturity, which is December 5, 2010. The Note Payable is secured by the personal guaranty of Jerry Parish.

We believe that the Company has adequate cash flow being generated from its investment in sales-type leases and inventories to meet its financial obligations to the banks and other lenders in an orderly manner, provided we are able to continue to renew the current credit facilities when they come due and the outstanding balances are amortized over a four to five year period.  The Company has historically been able to negotiate such renewals with its lenders.  However, there is no assurance that the Company will be able to negotiate such renewals in the future on terms that will be acceptable to the Company. In the future, if we are not able to negotiate renewals and/or expansion of our current credit facilities we may be required to seek additional capital by selling debt or equity securities. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that such financing will be available to the Company in amounts or on terms acceptable to us, or at all.

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments as of June 30, 2010 are set forth below:

		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	$526,016	$526,016
Investment in sales-type leases – net	(b)	31,217,314	31,217,314

Financial liabilities:
Credit facilities	(c)	26,221,999	26,221,999
Notes payable to shareholders	(d)	913,800	913,800

(a)	The carrying value of cash and cash equivalents is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.

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

NOTE 6 -RELATED PARTY TRANSACTIONS

Under an informal arrangement, consulting fees totaling $97,200 and $41,200 were paid to a shareholder for services rendered during the six months ended June 30, 2010 and 2009, respectively. The Company leased office space from its President and majority shareholder, a related party, pursuant to a lease which expires on July 31, 2011 at the rate of $20,000 per month. Rent expense under the lease amounted to $120,000 for each of the six months ended June 30, 2010 and 2009.

The Company has notes payable to Jerry Parish, Victor Garcia, and a limited liability corporation that is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of June 30, 2010 and December 31, 2009 were $913,800 and $630,300, respectively.  These note payables are non-interest bearing and due upon demand.  The Company imputed interest on these note payables at a rate of 8.75% per year.  Interest expense of $18,914 and $19,045 was recorded as contributed capital for the six months ended June 30, 2010 and 2009.

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

NOTE 8 – SUBSEQUENT EVENTS

No subsequent event other than the execution of the Amended Sterling Note occurred after the date of these financial statements and prior to their issuance, which would require its disclosure in these financial statements.

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

Corporate History:

The Mint Leasing, Inc. (the “Company,” “Mint,” “we,” and “us”) was incorporated in Nevada on September 23, 1997 as Legacy Communications Corporation.

Effective July 18, 2008, The Mint Leasing, Inc., a Texas corporation, which was incorporated on May 19, 1999, and commenced operations on that date (“Mint Texas”), a privately-held company, completed the Plan and Agreement of Merger between itself and the Company (for the purposes of this paragraph, “Mint Nevada”), and the two shareholders of Mint Texas, pursuant to which Mint Nevada acquired all of the issued and outstanding shares of capital stock of Mint Texas.   In connection with the acquisition of Mint Texas, Mint Nevada issued 70,650,000 shares of common stock and 2,000,000 shares of Series B Convertible Preferred Stock to the selling stockholders and owners of Mint Texas.   Additionally, the Company granted stock options to purchase 2,000,000 shares of common stock to Mr. Parish.  The exercise price of the options is $3.00 per share, and the options expire in 2018.  One-third of the options vest to Mr. Parish on the first, second and third anniversary of the grant date (July 28, 2008).  Consummation of the merger did not require a vote of the Mint Nevada shareholders.  As a result of the acquisition, the shareholders of Mint Texas own a majority of the voting stock of Mint Nevada as described below, Mint Texas is a wholly-owned subsidiary of Mint Nevada, and the Company (Mint Nevada) changed its name to The Mint Leasing, Inc.   No prior material relationship existed between the selling shareholders and Mint Nevada, any of its affiliates, or any of its directors or officers, or any associate of any of its officers or directors.  Effective on July 18, 2008, our former operations as a developer and purchaser of radio stations ceased and since that date our operations have solely been the operations of Mint Texas, our wholly-owned subsidiary.

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

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  The Company entered into a renewal of the revolving credit facility effective the same date in October 2009 for a twelve month period.  The new Secured Note Payable (“Note Payable”) bears interest at the prime rate plus 2% with a floor of 6%. The Note Payable is secured by vehicles; related receivables associated with leased vehicles; assignment of life insurance policies on Jerry Parish and Victor Garcia, and the guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  Under the terms of the Note Payable the Company will make six monthly principal and interest payments of $650,000 and five monthly principal and interest payments of $700,000, with the unpaid balance due at maturity on October 5, 2010. The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At June 30, 2010 the Company was not in compliance with the minimum tangible net worth financial covenant and the outstanding balance under the Sterling Note exceeded the borrowing base; however, as described below, pursuant to the Amended Sterling Note, Sterling Bank agreed to forbear from taking any action against the Company in connection with such non-compliance.

Effective July 1, 2010, the bank amended and extended the Sterling Note (“Amended Sterling Note”).  Under the terms of the Amended Sterling Note the maturity date of the note was extended to November 10, 2010 and the principal payments were reduced to $110,000. The bank also agreed to forbear from taking any action against the Company as a result of its failure to meet the tangible net worth covenant for the remaining term of the Amended Sterling Note.  The bank also agreed to forbear from taking any action against the Company as it relates to its non-compliance with the borrowing base as long as the outstanding balance on the Amended Sterling Note does not exceed the borrowing base by more than $1,000,000. At June 30, 2010 and December 31, 2009, the outstanding balance on the Amended Sterling Note was $23,693,864 and $27,785,076, respectively. The Company will be unable to borrow any new funds under the Amended Sterling Note.

The Amended Sterling Note requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and Chairman fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.  As stated above, at June 30, 2010, the Company was not in compliance with the tangible net worth covenant and the outstanding balance under the Amended Sterling Note exceeded the borrowing base.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009, which the Company was not in compliance with. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extends the maturity date of the facility to March 1, 2011; reduces the amount available under the facility to $2,500,000; fixes the interest rate on the facility at 6.5%, and provides for 11 monthly payments of principal and interest of $37,817 with the remaining balance due at maturity. The outstanding balance at June 30, 2010 was $2,428,135.

On June 5, 2010, the Company entered into an unsecured $100,000 note payable (“Note Payable”) with a third party to finance the purchase of vehicles for lease. The interest rate on the Note Payable is 15% per annum and is payable monthly. Principal is due at maturity, which is December 5, 2010. The Revolver is secured by the personal guaranty of Jerry Parish.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the remainder of fiscal 2010, we plan to continue investigating opportunities to increase the Company’s capital base through the issuance of additional common or preferred stock and/or debt by the Company.  Without access to additional capital in the form of debt or equity the Company’s ability to add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio.  While the cash flow from its current lease portfolio is sufficient to service the Company’s debts and expenses, it may not generate sufficient excess cash to allow the Company to enter into enough new leases to generate a profit.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

For the three months ended June 30, 2010, total revenues were $1,757,552, compared to $5,764,187 for the three months ended June 30, 2009, a decrease in total revenues of $4,006,635 or approximately 69.5% from the prior period.  Revenues from sales-type leases, net decreased $3,623,633 or 84.1% to $686,675 for the three months ended June 30, 2010, when compared to revenues from sales-type leases, net of $4,310,308 for the three months ended June 30, 2009.  Revenues from amortization of unearned income related to sales-type leases decreased $383,002 or 26.3% to $1,070,877 for the three months ended June 30, 2010, from $1,453,879 for the three months ended June 30, 2009.

The decrease in revenues from sales-type leases, net was principally due to the lack of financing available to the Company for the purchase of vehicles and issuance of new leases during the three months ended June 30, 2010. The decrease in revenues from the amortization of unearned income related to sales-type leases was principally the result of the portfolio of current active leases continuing to mature with a limited number of new leases being added.

The Company believes that its revenues were adversely affected during the three months ended June 30, 2010, due to its lack of access to funds.  During the three months ended June 30, 2010, the Company’s access to new capital was limited to the $100,000 it borrowed from a third party in June of 2010.  The Company believes that if it had access to additional capital during the three months ended June 30, 2010, its revenues would have been similar to the Company’s revenues for the three months ended June 30, 2009.

Cost of revenues decreased $3,435,900 or 63.7% to $1,957,694 for the three months ended June 30, 2010, compared to $5,393,594 for the three months ended June 30, 2009.  Cost of revenues decreased mainly as a result of the lower revenue for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.

Gross profit decreased $570,735 or 154.0% to a loss of $200,142 for the three months ended June 30, 2010 compared to a positive gross profit of $370,593 for the three months ended June 30, 2009.  Gross profit decreased largely due to the 69.5% decrease in total revenue, which was partially offset by the 63.7% decrease in total cost of revenues.

General and administrative expenses were $589,510 and $1,201,391, for the three months ended June 30, 2010 and June 30, 2009, respectively, constituting a decrease in general and administrative expenses of $611,881 or 50.9% from the prior period.  The decrease in general and administrative expenses was mainly the result of the Company’s downsizing of its operations to be consistent with the reduced volume of lease transactions.

The loss before other expenses from continuing operations was $789,652 for the three months ended June 30, 2010 compared to a loss of $830,798 for the three months ended June 30, 2009, resulting in an improvement of $41,146, or 5.0%.  The improvement in the operating results before other expenses can be attributable to the Company’s cost cutting efforts in general and administrative expenses, which more than offset the decline experienced by the Company in gross margin during the three months ended June 30, 2010.

Other expense, consisting solely of interest expense, was $468,333 and $443,254 for the three months ended June 30, 2010 and June 30, 2009, respectively.    The main reason for the $25,079 or 5.7% increase in interest expense for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was due to higher interest rates on our credit facilities for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.

The Company recorded a benefit from income taxes of $428,441 and $457,969 for the three months ended June 30, 2010 and 2009, respectively.  The $29,528 decrease in the tax benefit recorded in 2010 versus 2009 is primarily related to the Company using a 36% estimated interim tax rate in 2009 versus an estimated 34% interim tax rate in 2010.

The Company had a net loss of $829,544 for the three months ended June 30, 2010, compared to a net loss of $816,083 for the three months ended June 30, 2009, an increase in the net loss of $13,461 or 1.6% from the prior period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

For the six months ended June 30, 2010, total revenues were $3,984,849, compared to $12,007,119 for the six months ended June 30, 2009, a decrease in total revenues of $8,022,270 or approximately 66.8% from the prior period.  For the six months ended June 30, 2010, revenues from sales-type leases, net decreased $7,097,138 or 78.7% to $1,915,395 for the six months ended June 30, 2010, from $9,012,533 for the six months ended June 30, 2009.  Revenues from amortization of unearned income related to sales-type leases decreased $925,132 or 30.9% to $2,069,454 for the six months ended June 30, 2010, as compared to  $2,994,586 for the same period in 2009.

The decrease in revenues from sales-type leases, net was principally due to the lack of financing available to the Company for the purchase vehicles and issuance of new leases during the six months ended June 30, 2010. The decrease in revenues from the amortization of unearned income related to sales-type leases was principally the result of the portfolio of current active leases continuing to mature with a limited number of new leases being added.

The Company believes that its revenues were adversely affected during the six months ended June 30, 2010, due to its lack of access to funds.  During the six months ended June 30, 2010, the Company’s access to new capital was limited to the $100,000 it borrowed from a third party in June of 2010.  The Company believes that if it had access to additional capital during the six months ended June 30, 2010, its revenues would have been similar to the Company’s revenues for the same period in 2009.

Cost of revenues decreased $6,000,958 or 58.8% to $4,208,269 for the six months ended June 30, 2010, compared to $10,209,227 for the six months ended June 30, 2009.  Cost of revenues decreased mainly as a result of the lower revenues for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

Gross profit decreased $2,021,312 or 112.4% to a loss of $223,420 for the six months ended June 30, 2010, as compared to a positive gross profit of $1,797,892 for the six months ended June 30, 2009.   The decrease in gross profit is primarily attributable to the 66.8% decrease in total revenue which partially was offset by the 58.8% decrease in total cost of revenues.

General and administrative expenses were $1,266,223 and $2,388,694, for the six months ended June 30, 2010 and June 30, 2009, respectively. The $1,122,471 or 47.0% decrease in general and administrative expenses from the prior period was mainly associated with overhead reductions made to align the Company’s operations with the reduced level of lease transactions.

The loss before other expense from continuing operations of $1,489,643 for the six months ended June 30, 2010 compared to the loss of $590,802 for the six months ended June 30, 2009, represents an increase in the loss of $898,841 or 152.1% from the prior period.  The increase in loss before other expense from continuing operations was due to the 66.8% decrease in revenues for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, partially offset by the 58.8% decrease in cost of revenues and a 47.0% decrease in general and administrative expenses.

Other expense, consisting solely of interest expense, was $938,998 and $905,268 for the six months ended June 30, 2010 and June 30, 2009, respectively.   The main reason for the $33,730 or 3.7% increase in interest expense for the six months ended June 30, 2010, as compared to the same period in 2009, is the higher interest rates on our credit facilities in 2010 versus 2009.

The Company had a benefit from income taxes of $839,680 for the six months ended June 30, 2010, compared to a benefit from income taxes of $532,210 for the six months ended June 30, 2009. The $307,470 or 57.8% increase in the benefit from income taxes is the primarily result of applying a 34% estimated tax rate to the increase in the loss before taxes of  $932,571.  This amount is offset slightly due to the fact the Company’s estimated tax rate used in 2009 for interim reporting was 36%, versus the 34% interim tax rate used in 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $34,179,628 as of June 30, 2010, which included cash and cash equivalents of $526,016, investment in sales-type leases, net of $31,217,314, vehicle inventory of $743,980, deferred income taxes receivable of $1,576,300, property and equipment, net of $83,018 and other assets of $33,000.

We had total liabilities as of June 30, 2010 of $27,430,844, which included $295,045 of accounts payable and accrued liabilities, $26,121,999 of amounts due under our senior credit facilities, $100,000 due to a third party (described in greater detail below), and $913,800 of notes payable to related parties.

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  The Company entered into a renewal of the revolving credit facility effective the same date in October 2009 for a twelve month period.  The new Secured Note Payable (“Note Payable”) bears interest at the prime rate plus 2% with a floor of 6%. The Note Payable is secured by vehicles; related receivables associated with leased vehicles; assignment of life insurance policies on Jerry Parish and Victor Garcia, and the guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  Under the terms of the Note Payable the Company will make six monthly principal and interest payments of $650,000 and five monthly principal and interest payments of $700,000, with the unpaid balance due at maturity on October 5, 2010. The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At June 30, 2010 the Company was not in compliance with the minimum tangible net worth financial covenant and the outstanding balance under the Sterling Note exceeded the borrowing base.

Effective July 1, 2010, the bank amended and extended the Sterling Note (“Amended Sterling Note”).  Under the terms of the Amended Sterling Note the maturity date of the note was extended to November 10, 2010 and the principal payments were reduced to $110,000. The bank also agreed to forbear from taking any action against the Company as a result of its failure to meet the tangible net worth covenant for the remaining term of the Amended Sterling Note.  The bank also agreed to forbear from taking any action against the Company as it relates to its non-compliance with the borrowing base as long as the outstanding balance on the Amended Sterling Note does not exceed the borrowing base by more than $1,000,000. At June 30, 2010 and December 31, 2009, the outstanding balance on the Amended Sterling Note was $23,693,864 and $27,785,076, respectively. The Company will be unable to borrow any new funds under the Amended Sterling Note.

The Amended Sterling Note requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and Chairman fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.  As stated above, at June 30, 2010, the Company was not in compliance with the tangible net worth covenant and the outstanding balance under the Amended Sterling Note exceeded the borrowing base; however, as stated above, pursuant to the Amended Sterling Note, Sterling Bank agreed to forbear from taking any action against the Company in connection with such non-compliance.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009, which the Company was not in compliance with. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extends the maturity date of the facility to March 1, 2011; reduces the amount available under the facility to $2,500,000; fixes the interest rate on the facility at 6.5%, and provides for 11 monthly payments of principal and interest of $37,817 with the remaining balance due at maturity. The outstanding balance at June 30, 2010 was $2,428,135.

On June 5, 2010, the Company entered into an unsecured $100,000 note payable (“Note Payable”) with a third party to finance the purchase of vehicles for lease. The interest rate on the Note Payable is 15% per annum and is payable monthly. Principal is due at maturity, which is December 5, 2010. The Revolver is secured by the personal guaranty of Jerry Parish.

The Company has notes and advances payable to Jerry Parish, Victor Garcia and an affiliate of $913,800 and $630,300 as of June 30, 2010 and December 31, 2009, respectively.  These notes and advances payable are non-interest bearing and subordinated to the credit facilities with the banks.  Accordingly, they have been classified as long term. The Company imputed interest on these note payables at a rate of 8.75% per year.  Interest expense of $18,914 and $19,045 was recorded as contributed capital for the three months ended June 30, 2010 and 2009.

We generated $2,253,319 in cash from operating activities for the six months ended June 30, 2010, which was mainly due from collections and reductions of net investment in sales-type leases of $5,238,162 and a decrease in inventory and other assets of $87,109. Non-cash charges for the period included the change in the allowance for doubtful accounts, depreciation, and imputed interest that were $226,213, $20,922, and $18,914, respectively, which also contributed positively to the cash provided by operating activities. Those items negatively impacting the cash provided by operations for the six months ended June 30, 2010, were the net loss of $1,588,961, the deferred tax benefit of $839,680, and a decrease in accounts payable and accrued liabilities of $909,360.

Our cash balance was not affected by investing activities for the six months ended June 30, 2010.

We had $2,958,897 of cash used in financing activities for the six months ended June 30, 2010, which was due to $4,163,078 of payments on credit facilities, offset by $820,681 of proceeds from borrowings on the Amended Moody Revolver, $100,000 of proceeds from borrowings on the Note Payable, and $283,500 of advances from related parties.

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

Currently we are exploring opportunities to increase the Company’s capital base through the sale of additional common or preferred stock and/or the issuance of debt. The sale in the future of additional equity or convertible debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that such financing will be available to the Company in amounts or on terms acceptable to us, or at all.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in our Company. If any risks actually occur, our business and financial results could be negatively affected to a significant extent. There have been no material changes from the risk factors previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the Commission on May 18, 2010, and investors are encouraged to review such risk factors, as well as other disclosures set forth herein and the Company’s other periodic and current report filings, before making an investment in the Company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2010, the Company cancelled 150,000 shares of common stock, which were originally granted to a consultant in February of 2009, which shares were never earned by the consultant.

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

THE MINT LEASING, INC.

DATED: August 18, 2010
By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer,
Secretary and President
(Principal Executive Officer and Principal Accounting Officer)