Form 10-Q
period 2010-09-30
MINT LEASING INC
filed 2010-11-22
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

     As of November  19, 2010, there were outstanding 82,224,504 shares of the registrant’s common stock, $0.001 par value per share.

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

PART I
FINANCIAL INFORMATION

Item1.  Financial Statements.

THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2010	December 31, 2009
	(unaudited)

Cash and cash equivalents	$1,032,372	$1,231,594
Investment in sales-type leases, net	30,521,350	36,681,689
Vehicle inventory	567,377	765,690
Property and equipment, net	72,557	103,940
Other assets	-	98,400
Deferred income tax receivable	1,790,900	736,620
TOTAL ASSETS	$33,984,556	$39,617,933

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$889,876	$1,204,406
Credit facilities	25,800,072	29,464,396
Notes payable to shareholders	913,800	630,300

TOTAL LIABILITIES	27,603,748	31,299,102

STOCKHOLDERS' EQUITY
Preferred stock; Series A, 18,000,000 shares authorized at $0.001 par value, 0 shares outstanding	-	-
Preferred stock; Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 shares outstanding at September 30, 2010 and December 31, 2009	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 82,224,504 shares issued and outstanding at September 30, 2010 and December 31, 2009	82,225	82,225
Additional paid in capital	9,347,444	9,319,073
Retained deficit	(3,050,861)	(1,084,467)
Total Stockholders' Equity	6,380,808	8,318,831

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,984,556	$39,617,933

“See accompanying notes to the unaudited consolidated financial statements”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ending	Three Months Ending	Nine Months Ending	Nine Months Ending
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

REVENUES
Sales-type leases, net	$2,285,653	$1,245,701	$4,201,047	$10,258,234
Amortization of unearned income related to sales-type leases	1,092,229	1,887,500	3,161,682	4,882,086
TOTAL REVENUES	3,377,882	3,133,201	7,362,729	15,140,320

COST OF REVENUES	3,098,517	5,091,414	7,492,997	15,300,641

GROSS PROFIT (LOSS)	279,365	(1,958,213)	(130,268)	(160,321)

GENERAL AND ADMINISTRATIVE EXPENSE	420,063	1,740,013	1,500,073	4,128,708

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE) FROM OPERATIONS	(140,098)	(3,698,226)	(1,630,341)	(4,289,029)

OTHER INCOME (EXPENSE)
Interest expense	(451,335)	(492,279)	(1,390,333)	(1,397,546)
LOSS BEFORE INCOME TAXES	(592,033)	(4,190,505)	(3,020,674)	(5,686,575)

PROVISION (BENEFIT) FOR INCOME TAXES	(214,601)	(1,576,354)	(1,054,280)	(2,108,564)

NET LOSS	$(377,432)	$(2,614,151)	$(1,966,394)	$(3,578,011)

Basic average shares outstanding	82,224,504	81,929,504	82,224,504	81,929,504

Basic loss per share	$(0.00)	$(0.03)	$(0.02)	$(0.04)

“See accompanying notes to the unaudited consolidated financial statements”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,966,394)	$(3,578,011)
Adjustments to reconcile Net Loss to net cash provided by operating activities:
Depreciation	31,383	47,076
Bad debt expense	126,213	1,065,646
Imputed interest on related party notes Stock based consulting expense	28,371 -	28,567 12,600
Changes in operating assets and liabilities:
Net investment in sales-type leases	6,034,125	7,528,711
Inventory	198,313	(70,333)
Other assets	98,400	14,270
Accounts payable and accrued expenses	(314,530)	(168,204)
Deferred income taxes	(1,054,279)	(2,108,564)

Cash Provided by Operating Activities	3,181,602	2,771,758

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(18,374)
Net Cash (used in) investing activities	-	(18,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facilities	820,681	447,373
Payments on credit facilities	(4,585,005)	(3,761,838)
Proceeds from issuance of note payable	100,000	-
Proceeds from loans from related parties	283,500	195,000
Net Cash (used in) financing activities	(3,380,824)	(3,119,465)

(DECREASE) IN CASH and CASH EQUIVALENTS	(199,222)	(366,081)

CASH and CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,231,594	880,979

CASH and CASH EQUIVALENTS, AT END OF PERIOD	$1,032,372	$514,898

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

CASH PAID FOR:	$2010	$2009
Interest	$1,390,333	$1,397,546
Income taxes	$-	$-

“See accompanying notes to the unaudited consolidated financial statements”

THE MINT LEASING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(UNAUDITED)

NOTE 1 – ORGANIZATION and NATURE OF BUSINESS ACTIVITY

A. Organization

The Mint Leasing, Inc. (“Mint” or the “Company") was incorporated in Nevada on September 23, 1997 as Legacy Communications Corporation.

Effective July 18, 2008, The Mint Leasing, Inc., a Texas corporation (“Mint Texas”), a privately held company, completed the Plan and Agreement of Merger between itself and the Company, and the two shareholders of Mint Texas, pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of Mint Texas.   In connection with the acquisition of Mint Texas described herein, the Company issued 70,650,000 shares of common stock and 2,000,000 shares of Series B Convertible Preferred Stock to the selling stockholders.   Consummation of the merger did not require a vote of the Company’s shareholders.  As a result of the acquisition, the shareholders of Mint Texas own a majority of the voting stock of the Company, Mint Texas became a wholly-owned subsidiary of the Company, and the Company changed its name to The Mint Leasing, Inc.   No prior material relationship existed between the selling shareholders and the Company, any of its affiliates, or any of its directors or officers, or any associate of any of its officers or directors.

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

For the nine months ended September 30, 2010 and 2009, amortization of unearned income totaled $3,161,682 and $4,882,086, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D.  Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of  the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s).  Cars that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue.  Total cost of sales was $7,492,997 and $15,300,641 for the nine months ending September 30, 2010 and 2009, respectively.

E.  Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

At September 30, 2010, all of the Company’s deposits with financial institutions were within FDIC insurance coverage limits.

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

Cost and accumulated depreciation of assets as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	179,572	179,572
	283,533	283,533
Less: Accumulated Depreciation	(210,976)	(179,593)
Net Property and Equipment	$72,557	$103,940

Expenditures for additions, major renewal and betterments are capitalized, and expenditures for maintenance and repairs are charged against income as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

Depreciation expense charged to operations was $31,383 and $47,076 for the nine months ended September 30, 2010 and 2009, respectively.

J. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the nine months ended September 30, 2010 and 2009 totaled $9,914 and $31,930, respectively.

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

For interim financial reporting, the Company records the tax provision (benefit) based on its estimate of the effective tax rate for the year.  The Company has projected its annual estimated effective income tax rate to be 34% for 2010.  Accordingly, the Company has recorded a deferred tax benefit of $214,601 and $1,054,280 for the three and nine month periods ended September 30, 2010, on losses before taxes of $592,033 and $3,020,674, respectively.  At September 30, 2010, the Company had a deferred tax asset of $1,790,900 primarily related to the tax effect of net operating loss carry forwards to be used in the future.

We adopted the FASB’s provisions regarding the treatment of income taxes on January 1, 2008. As of September 30, 2010, we had no liabilities included on the consolidated balance sheets associated with uncertain tax position. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

L. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  At September 30, 2010 and 2009, there was no difference between basic and diluted loss per share as the effect of these potential common shares were anti-dilutive due to the net loss during the three and nine month periods ended September 30, 2010 and 2009.

M. Effect of New Accounting Pronouncements

In September 2008, the FASB issued provisions regarding the accounting associated with instruments which are indexed to an entity’s own stock. These provisions trigger liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the Company’s functional currency or warrants with certain reset provisions to the strike price because of a “down-round” financing. The provisions are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. We adopted these provisions on January 1, 2009 and analyzed all of the outstanding options and none contained down-round reset exercise price provisions that would have precluded equity treatment.  Therefore, the adoption did not have a material impact on our financial position, results of operations or cash flows. In April 2009, the FASB issued additional guidance for accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This provision amends and clarifies earlier guidance on business combinations to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This provision is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not made any acquisitions that would require such disclosure during the third quarter of 2010.

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

We adopted the provisions issued by the FASB on January 1, 2008 related to fair value measurements. This provision defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurement.  This guidance applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the provisions established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a non-recurring basis:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Cash and cash equivalents	$1,032,372	$-	$-	$-
Investment in sales-type leases – net	-	-	30,521,350	-
Credit facilities	-	25,800,072	-	-
Notes payable to shareholders	-	913,800	-	-

The FASB’s guidance became effective for us on January 1, 2008 and establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the nine months ended September 30, 2010, there were no applicable items on which the fair value option was elected. This FASB provision may impact our consolidated financial statements in the future.

NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2015. Following is a summary of the components of the Company’s net investment in sales-type leases at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Total Minimum Lease Payments to be Received	$29,060,508	$37,112,817
Residual Values	11,451,409	11,843,408
Lease Carrying Value	40,511,917	48,956,225
Less: Allowance for Uncollectible Amounts	(1,405,894)	(1,260,484)
Less: Unearned Income	(8,584,673)	(11,014,052)
Net Investment in Sales-Type Leases	$30,521,350	$36,681,689

NOTE 4 –CREDIT FACILITIES

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009; which the Company did not meet. At December 31, 2009, the availability under the $10,000,000 Revolver was limited to $2,500,000. The outstanding balance at December 31, 2009 was $1,679,319. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days at which time an additional $820,681 was advanced to the Company. On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extends the maturity date of the facility to March 1, 2011, reduces the amount available under the facility to $2,500,000, fixes the interest rate on the facility at 6.5%, and provides for 11 monthly payments of principal and interest of $37,817, with the remaining balance due at maturity. The outstanding balance at September 30, 2010 was $2,354,609.

Effective October 5, 2009, the Company renewed its $33,000,000 revolving credit facility that matured on October 2, 2009 into a secured note payable (the “Sterling Note”) for a twelve (12) month period.  The Sterling Note bears interest at the prime rate plus 2% with a floor of 6%. The Sterling Note is secured by vehicles; accounts receivable associated with leased vehicles; assignment of life insurance policies on Jerry Parish and Victor Garcia, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  Under the terms of the Sterling Note, the Company will make six monthly principal and interest payments of $650,000 and five monthly principal and interest payments of $700,000, with the unpaid balance due at maturity on October 5, 2010 (which has been extended as described below). The Sterling Note also requires the Company to meet financial covenants related to tangible net worth and leverage. The Sterling Note also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Sterling Note.  At September 30, 2010 the Company was not in compliance with the minimum tangible net worth financial covenant and the outstanding balance under the Sterling Note exceeded the borrowing base; however, as described below, pursuant to the Amended Sterling Note, Sterling Bank agreed to forbear from taking any action against the Company in connection with such non-compliance.

Effective July 1, 2010, the bank amended and extended the Sterling Note (“Amended Sterling Note”).  Under the terms of the Amended Sterling Note the maturity date of the note was extended to November 10, 2010 and the principal payments were reduced to $110,000 per month. As of the date of this filing, the Amended Sterling Note has matured.  The Company and the bank have negotiated another extension for an additional six months under the same payment terms, which extension has been approved by Sterling's officer's committee and which final approval is expected early next week. In July and October of 2010, the bank also agreed to forbear from taking any action against the Company as a result of its failure to meet the tangible net worth covenant for the remaining term of the Amended Sterling Note.  The bank also agreed to forbear from taking any action against the Company as it relates to its non-compliance with the borrowing base as long as the outstanding balance on the Amended Sterling Note does not exceed the borrowing base by more than $1,000,000. At September 30, 2010 and December 31, 2009, the outstanding balance on the Amended Sterling Note was $23,345,463 and $27,785,076, respectively.

On June 5, 2010, the Company entered into an unsecured $100,000 note payable (“Note Payable”) with a third party to finance the purchase of vehicles for lease. The interest rate on the Note Payable is 15% per annum and is payable monthly. Principal is due at maturity, which is December 5, 2010. The Note Payable is secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2010 was $100,000.

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments as of September 30, 2010 are set forth below:

		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	$1,032,372	$1,032,372
Investment in sales-type leases – net	(b)	30,521,350	30,521,350

Financial liabilities:
Credit facilities	(c)	25,800,072	25,800,072
Notes payable to shareholders	(d)	913,800	913,800

(a)	The carrying value of cash and cash equivalents is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.

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

NOTE 6 -RELATED PARTY TRANSACTIONS

Under an informal arrangement, consulting fees totaling $52,500 and $225,500 were paid to a shareholder for services rendered during the nine months ended September 30, 2010 and 2009, respectively. The Company leased office space from its President and majority shareholder, a related party, pursuant to a lease which expires on July 31, 2011 at the rate of $20,000 per month. In September of 2010, the rental payment was reduced to $15,000 per month under an informal agreement between the Company and its President.  The lease payment will remain at the reduced amount for an unspecified period of time.  Rent expense under the lease amounted to $175,000 and $180,000 for the nine months ended September 30, 2010 and 2009, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a limited liability corporation that is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of September 30, 2010 and December 31, 2009 were $913,800 and $630,300, respectively.  These note payables are non-interest bearing and due upon demand.  The Company imputed interest on these note payables at a rate of 8.75% per year.  Interest expense of $28,371 and $28,567 was recorded as contributed capital for the nine months ended September 30, 2010 and 2009.

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

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  The Company entered into a renewal of the revolving credit facility effective the same date in October 2009 for a twelve month period.  The new Secured Note Payable (“Note Payable”) bears interest at the prime rate plus 2% with a floor of 6%. The Note Payable is secured by vehicles; related receivables associated with leased vehicles; assignment of life insurance policies on Jerry Parish and Victor Garcia, and the guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  Under the terms of the Note Payable the Company will make six monthly principal and interest payments of $650,000 and five monthly principal and interest payments of $700,000, with the unpaid balance due at maturity on October 5, 2010, (which has since been extended as described below). The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At September 30, 2010 the Company was not in compliance with the minimum tangible net worth financial covenant and the outstanding balance under the Sterling Note exceeded the borrowing base; however, as described below, pursuant to the Amended Sterling Note, Sterling Bank agreed to forbear from taking any action against the Company in connection with such non-compliance.

Effective July 1, 2010, the bank amended and extended the Sterling Note (“Amended Sterling Note”).  Under the terms of the Amended Sterling Note the maturity date of the note was extended to November 10, 2010 and the principal payments were reduced to $110,000 per month. As of the date of this filing, the Amended Sterling Note has matured.  The Company and the bank have negotiated another extension for an additional six months under the same payment terms, which extension has been approved by Sterling's officer's committee and which final approval is expected early next week. In July and October of 2010, the bank also agreed to forbear from taking any action against the Company as a result of its failure to meet the tangible net worth covenant for the remaining term of the Amended Sterling Note.  The bank also agreed to forbear from taking any action against the Company as it relates to its non-compliance with the borrowing base as long as the outstanding balance on the Amended Sterling Note does not exceed the borrowing base by more than $1,000,000. At September 30, 2010 and December 31, 2009, the outstanding balance on the Amended Sterling Note was $23,345,463 and $27,785,076, respectively. The Company will be unable to borrow any new funds under the Amended Sterling Note.

The Amended Sterling Note requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and Chairman fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.  As stated above, at September 30, 2010, the Company was not in compliance with the tangible net worth covenant and the outstanding balance under the Amended Sterling Note exceeded the borrowing base.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009, which the Company was not in compliance with. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extends the maturity date of the facility to March 1, 2011; reduces the amount available under the facility to $2,500,000; fixes the interest rate on the facility at 6.5%, and provides for 11 monthly payments of principal and interest of $37,817 with the remaining balance due at maturity. The outstanding balance at September 30, 2010 was $2,354,609.

On June 5, 2010, the Company entered into an unsecured $100,000 note payable (“Note Payable”) with a third party to finance the purchase of vehicles for lease. The interest rate on the Note Payable is 15% per annum and is payable monthly. Principal is due at maturity, which is December 5, 2010. The Revolver is secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2010 was $100,000.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the remainder of fiscal 2010 and into fiscal 2011, we plan to continue investigating opportunities to increase the Company’s capital base through the issuance of additional common or preferred stock and/or debt by the Company.  Without access to additional capital in the form of debt or equity the Company’s ability to add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio.  While the cash flow from its current lease portfolio is sufficient to service the Company’s debts and expenses, it may not generate sufficient excess cash to allow the Company to enter into enough new leases to generate a profit.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

For the three months ended September 30, 2010, total revenues were $3,377,882, compared to $3,133,201 for the three months ended September 30, 2009, an increase in total revenues of $244,681 or approximately 7.8% over the prior period.  Revenues from sales-type leases, net increased $1,039,952 or 83.5% to $2,285,653 for the three months ended September 30, 2010, when compared to revenues from sales-type leases, net of $1,245,701 for the three months ended September 30, 2009.  Revenues from amortization of unearned income related to sales-type leases decreased $795,271 or 42.1% to $1,092,229 for the three months ended September 30, 2010, from $1,887,500 for the three months ended September 30, 2009.

The increase in revenues from sales-type leases, net was principally due to the improved cash flow available to the Company for the purchase of vehicles and issuance of new leases during the three months ended September 30, 2010 as compared to the same period in 2009. The improved cash flow available to purchase vehicles and enter into new leases is the result of the amendment to the Sterling Note entered into in July 2010 that reduced the mandatory principal payments in the quarter from $700,000 per month down to $110,000 per month. The decrease in revenues from the amortization of unearned income related to sales-type leases was principally the result of the portfolio of current active leases continuing to mature at a rate in excess of the number of new leases being added during the quarter.

Cost of revenues decreased $1,992,897 or 39.1% to $3,098,517 for the three months ended September 30, 2010, compared to $5,091,414 for the three months ended September 30, 2009.  Cost of revenues decreased mainly as a result of the lower costs associated with non-performing leases for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.

Gross profit increased $2,237,578 or 114.3% to a gross profit of $279,365 for the three months ended September 30, 2010 compared to a gross loss of $1,958,213 for the three months ended September 30, 2009.  Gross profit increased due to the 83.5% increase in revenues associated with sales-type leases and the lower costs associated with non-performing leases.

General and administrative expenses were $420,063 and $1,740,013, for the three months ended September 30, 2010 and September 30, 2009, respectively, constituting a decrease in general and administrative expenses of $1,319,950 or 75.9% from the prior period.  The decrease in general and administrative expenses was mainly the result of the Company’s downsizing of its operations to be consistent with the reduced volume of lease transactions.

The loss before other expenses from continuing operations was $140,698 for the three months ended September 30, 2010 compared to a loss of $3,698,226 for the three months ended September 30, 2009, resulting in an improvement of $3,557,528, or 96.2%.  The improvement in the operating results before other expenses can be attributed to the Company’s improved performance at the gross profit level and the significant reduction in general and administrative expenses.

Other expense, consisting solely of interest expense, was $451,335 and $492,279 for the three months ended September 30, 2010 and September 30, 2009, respectively.    The main reason for the $40,944 or 8.3% decrease in interest expense for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was due to reduced overall balances on our credit facilities for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.

The Company recorded a benefit from income taxes of $214,601 and $1,576,354 for the three months ended September 30, 2010 and 2009, respectively.  The $1,361,753 decrease in the tax benefit recorded in 2010 versus 2009 is primarily the result of the Company having a loss before income taxes of $592,033 for the three months ended September 30, 2010 as compared to a loss before income taxes of $4,190,505 for the same period in 2009.  In addition, the Company is using a 34% estimated interim tax rate in 2010 versus an estimated 36% interim tax rate in 2009.

The Company had a net loss of $377,432 for the three months ended September 30, 2010, compared to a net loss of $2,614,151 for the three months ended September 30, 2009, an improvement in the net loss of $2,236,719 or 85.6% over the prior period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

For the nine months ended September 30, 2010, total revenues were $7,362,729, compared to $15,140,320 for the nine months ended September 30, 2009, a decrease in total revenues of $7,777,591 or approximately 51.4% from the prior period.  For the nine months ended September 30, 2010, revenues from sales-type leases, net decreased $6,057,187 or 59.0% to $4,201,047 for the nine months ended September 30, 2010, from $10,258,234 for the nine months ended September 30, 2009.  Revenues from amortization of unearned income related to sales-type leases decreased $1,720,404 or 35.2% to $3,161,682 for the nine months ended September 30, 2010, as compared to  $4,882,086 for the same period in 2009.

The decrease in revenues from sales-type leases, net was principally due to the lack of financing available to the Company for the purchase of vehicles and issuance of new leases during the nine months ended September 30, 2010 as compared to the same period in 2009. In 2009, the Company’s cash available to fund the new lease transactions was not significantly curtailed until the third quarter.  Whereas in 2010, the Company’s cash available to fund new lease transactions was extremely limited until July of 2010, when the Company was able to reach agreement with its bank to reduce the required principal payment amount of the Sterling Note by $590,000 per month. The decrease in revenues from the amortization of unearned income related to sales-type leases was principally the result of the portfolio of current active leases continuing to mature with a limited number of new leases being added.

The Company believes that its revenues were adversely affected during the nine months ended September 30, 2010, due to its lack of access to funds.  During the nine months ended September 30, 2010, the Company’s access to new capital was limited to the $100,000 it borrowed from a third party in June of 2010.  The Company believes that if it had access to additional capital during the nine months ended September 30, 2010, its revenues would have been similar to the Company’s revenues for the same period in 2009.  Management’s opinion is supported by the Company’s improved operating results for the three months ended September 30, 2010 when its cash available to fund new lease transactions improved by $590,000 as a result of the amendment to the Sterling Note that reduced the required monthly principal payments.

Cost of revenues decreased $7,807,644 or 51.0% to $7,492,997 for the nine months ended September 30, 2010, compared to $15,300,641 for the nine months ended September 30, 2009.  Cost of revenues decreased mainly as a result of the lower revenues for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

Gross loss decreased $30,053 or 18.8% to a gross loss of $130,268 for the nine months ended September 30, 2010, as compared to a gross loss of $160,321 for the nine months ended September 30, 2009.   The improvement in gross profit is attributable to a slight improvement in the costs associated with non-performing leases for the nine month period ended September 30, 2010 as compared to the same period in 2009.

General and administrative expenses were $1,500,073 and $4,128,708, for the nine months ended September 30, 2010 and September 30, 2009, respectively. The $2,628,635 or 63.7% decrease in general and administrative expense from the prior period was mainly associated with overhead reductions made to align the Company’s operations with the reduced level of lease transactions.

The loss before other expense from continuing operations of $1,630,341 for the nine months ended September 30, 2010 compared to the loss of $4,289,029 for the nine months ended September 30, 2009, represents a decrease of $2,658,688 or 62.0% from the prior period.  The decrease in the loss before other expense from continuing operations was due to the $30,053 improvement in the gross loss and the reduction in general and administrative expense for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

Other expense, consisting solely of interest expense, was $1,390,333 and $1,397,546 for the nine months ended September 30, 2010 and September 30, 2009, respectively.   The main reason for the $7,213 or 0.5% decrease in interest expense for the nine months ended September 30, 2010, as compared to the same period in 2009, is the lower average balance outstanding on the credit facilities in 2010 as compared to 2009, being offset by higher interest rates on our credit facilities in 2010 versus 2009.

The Company had a benefit from income taxes of $1,054,280 for the nine months ended September 30, 2010, compared to a benefit from income taxes of $2,108,564 for the nine months ended September 30, 2009. The $1,054,284 or 50.0% decrease in the benefit from income taxes is primarily the result of the reduction in the loss before income taxes of $2,665,901 for the nine month period ended September 30, 2010 as compared to the same period in 2009. In addition, the Company is using a 34% estimated interim tax rate in 2010 versus an estimated 36% interim tax rate in 2009.

The Company had a net loss of $1,966,394 for the nine months ended September 30, 2010, compared to a net loss of 3,578,011 for the nine months ended September 30, 2009, an improvement of $1,611,617 or 45.0% over the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $33,984,556 as of September 30, 2010, which included cash and cash equivalents of $1,032,372, investment in sales-type leases, net of $30,521,350, vehicle inventory of $567,377, deferred income taxes receivable of $1,790,900, and property and equipment, net of $72,557.

We had total liabilities as of September 30, 2010 of $27,603,748, which included $889,876 of accounts payable and accrued liabilities, $25,800,072 of amounts due under our senior credit facilities, $100,000 due to a third party (described in greater detail below), and $913,800 of notes payable to related parties.

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  The Company entered into a renewal of the revolving credit facility effective the same date in October 2009 for a twelve month period.  The new Secured Note Payable (“Note Payable”) bears interest at the prime rate plus 2% with a floor of 6%. The Note Payable is secured by vehicles; related receivables associated with leased vehicles; assignment of life insurance policies on Jerry Parish and Victor Garcia, and the guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  Under the terms of the Note Payable the Company will make six monthly principal and interest payments of $650,000 and five monthly principal and interest payments of $700,000, with the unpaid balance due at maturity on October 5, 2010 (which date has since been extended as provided below). The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At September 30, 2010 the Company was not in compliance with the minimum tangible net worth financial covenant and the outstanding balance under the Sterling Note exceeded the borrowing base.

Effective July 1, 2010, the bank amended and extended the Sterling Note (“Amended Sterling Note”).  Under the terms of the Amended Sterling Note the maturity date of the note was extended to November 10, 2010 and the principal payments were reduced to $110,000 per month. As of the date of this filing, the Amended Sterling Note has matured.  The Company and the bank have negotiated another extension for an additional six months under the same payment terms, which extension has been approved by Sterling's officer's committee and which final approval is expected early next week. The bank also agreed to forbear from taking any action against the Company as a result of its failure to meet the tangible net worth covenant for the remaining term of the Amended Sterling Note. In July and October of 2010, the bank also agreed to forbear from taking any action against the Company as it relates to its non-compliance with the borrowing base as long as the outstanding balance on the Amended Sterling Note does not exceed the borrowing base by more than $1,000,000. At September 30, 2010 and December 31, 2009, the outstanding balance on the Amended Sterling Note was $23,345,463 and $27,785,076, respectively. The Company is unable to borrow any new funds under the Amended Sterling Note.

The Amended Sterling Note requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and Chairman fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.  As stated above, at September 30, 2010, the Company was not in compliance with the tangible net worth covenant and the outstanding balance under the Amended Sterling Note exceeded the borrowing base; however, as stated above, pursuant to the Amended Sterling Note, Sterling Bank agreed to forbear from taking any action against the Company in connection with such non-compliance.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009, which the Company was not in compliance with. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extends the maturity date of the facility to March 1, 2011; reduces the amount available under the facility to $2,500,000; fixes the interest rate on the facility at 6.5%, and provides for 11 monthly payments of principal and interest of $37,817 with the remaining balance due at maturity. The outstanding balance at September 30, 2010 was $2,354,609.

On June 5, 2010, the Company entered into an unsecured $100,000 note payable (“Note Payable”) with a third party to finance the purchase of vehicles for lease. The interest rate on the Note Payable is 15% per annum and is payable monthly. Principal is due at maturity, which is December 5, 2010. The Revolver is secured by the personal guaranty of Jerry Parish. At September 30, 2010 the balance on the Note Payable was $100,000.

The Company has notes and advances payable to Jerry Parish, Victor Garcia and an affiliate of the Company of $913,800 and $630,300 as of September 30, 2010 and December 31, 2009, respectively.  These notes and advances payable are non-interest bearing and subordinated to the credit facilities with the banks described above.  Accordingly, they have been classified as long term. The Company imputed interest on these note payables at a rate of 8.75% per year.  Interest expense of $28,371 and $28,567 was recorded as contributed capital for the nine months ended September 30, 2010 and 2009.

We generated $3,181,602 in cash from operating activities for the nine months ended September 30, 2010, which was mainly due from collections and reductions of net investment in sales-type leases of $6,034,125, a decrease in inventory of $198,313, and a decrease in other assets of $98,400. Non-cash charges for the period included the change in the allowance for doubtful accounts, depreciation, and imputed interest that were $126,213, $31,383, and $28,371, respectively, which also contributed positively to the cash provided by operating activities. Those items negatively impacting the cash provided by operations for the nine months ended September 30, 2010, were the net loss of $1,966,394, the deferred tax benefit of $1,054,279, and a decrease in accounts payable and accrued liabilities of $314,530.

Our cash balance was not affected by investing activities for the nine months ended September 30, 2010.

We had $3,380,824 of cash used in financing activities for the nine months ended September 30, 2010, which was due to $4,585,005 of payments on credit facilities, offset by $820,681 of proceeds from borrowings on the Amended Moody Revolver, $100,000 of proceeds from borrowings on the Note Payable, and $283,500 of advances from related parties.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

None.

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

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Voting Trust Agreement between Jerry Parish and Victor Garcia
10.6(5)	Modification, Renewal and Extension Agreement with Sterling Bank
14.1(1)	Code of Ethics dated July 18, 2008
16.1(6)	Letter from HJ & Associates, LLC
21.1(5)	Subsidiaries
31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

DATED: November 19, 2010
By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer,
Secretary and President
(Principal Executive Officer and Principal Accounting Officer)