Form 10-K
period 2010-12-31
MINT LEASING INC
filed 2011-04-15
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer[ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

The issuer's revenues for the most recent fiscal year ended December 31, 2010 were $11,872,424.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on June 30, 2010, was approximately $266,475.

As of April 8, 2011, the issuer had 82,224,504 shares of common stock, $0.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [   ] No [X]

THE MINT LEASING, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2010
INDEX

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	31

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

With respect to any forward-looking statement that includes a statement of its underlying assumptions, we caution that, while we believe such assumptions to be reasonable and have formed them in good faith, assumed facts almost always vary from actual results, and the differences between assumed facts and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by applicable law, including the securities laws of the United States and/or if the existing disclosure fundamentally or materially changes, we do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

INDUSTRY DATA

In this Form 10-K, we may rely on and refer to information regarding the automobile industry from market research reports, analyst reports and other publicly available information.  Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Corporate History

The Mint Leasing, Inc. (the “Company,” “Mint,” "Mint Leasing", “we,” “Mint Nevada,” and “us”) was incorporated in Nevada on September 23, 1997 as Legacy Communications Corporation.

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

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  On or around October 27, 2009, the Company entered into a Modification, Renewal and Extension Agreement and an Amended and Restated Loan Agreement in connection with its $33,000,000 line of credit facility with Sterling Bank of Houston, Texas (“Sterling Bank” and collectively the “Renewal”).  On or around July 30, 2010, we entered into a Modification Agreement with Sterling Bank to modify and amend the Renewal.  On December 14, 2010, and effective November 10, 2010, we entered into an additional Modification Agreement with Sterling Bank to modify and amend the Renewal (the “Modification”).  On April 13, 2011, and effective as of March 10, 2011, the Company entered into an additional Modification Agreement with Sterling Bank (the "March 2011 Modification").

The Modification and March 2011 Modification also modified and amended our required borrowing base and minimum net worth requirements under the Renewal, which factor into whether we are in compliance with the terms and conditions of and/or in default of the terms of the Renewal.

The outstanding amount of the Renewal at the time of the parties’ entry into the Modification was $23,704,253, and the Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $110,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning December 10, 2010 and continuing until February 10, 2011 (we had previously been making monthly installment payments of $110,000 beginning in July 2010), with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on March 10, 2011 (previously the full amount of the Renewal as modified by the first Modification Agreement, was due and payable on November 10, 2010).

The outstanding amount of the Renewal at the time of the parties' entry into the March 2011 Modification was $22,648,222, and the March 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $160,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning April 10, 2011 and continuing until August 10, 2011, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on September 10, 2011.  Additionally, each month, we are required to pay Sterling Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Sterling Bank as a result of the monthly payment.

The Modification and March 2011 Modification did not otherwise amend or modify the terms of the Renewal, which evidences a Secured Note Payable (the "Note Payable"), which includes an annual interest rate of prime rate plus 2%, subject to a floor of 6%.  The repayment of the credit facility is secured by a security interest over substantially all of our assets and leases, and the personal guaranty of our Chief Executive Officer and sole Director, Jerry Parish.

The credit facility also requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness in addition to those requirements added to the credit facility in connection with the Modification and March 2011 Modification as provided above, including covenants requiring that our statements, representations and warranties made in the credit facility and related documents are correct and accurate; and that Jerry Parish, our Chief Executive Officer and sole Director cannot fail to own less than 50% of the ownership of the Company.

At December 31, 2010, the outstanding balance on the Note Payable was $23,015,463. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2011, 2010 and 2009.

Our credit facility with Sterling Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.  At December 31, 2010, the Company was not in compliance with all debt covenants under the credit facility with Sterling Bank; however such failure to remain in compliance was waived by Sterling Bank pursuant to the March 2011 Modification, described above.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009, which the Company was not in compliance with. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity. At December 31, 2010, the outstanding balance on the Revolver was $2,279,434.  Additionally, at December 31, 2010, we were not in compliance with certain of the covenants required by the Revolver, which failure was waived by Moody Bank pursuant to the Third Renewal, described below.  Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remains at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provides for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012.

Description of Business

Mint Leasing is a company in the business of leasing automobiles and fleet vehicles throughout the United States. Mint Leasing has partnerships with more than 500 dealerships within 17 states. However, most of its customers are located in Texas and six other states in the Southeast, with the majority of the leases originated in 2009 and 2010 with customers in the state of Texas.  The credit analysts at Mint Leasing review every deal individually, refusing to depend on a target “beacon score” to determine authorization for each deal and instead relying on a common-sense approach for deal approval.

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

Mint Leasing maintains two significant, distinct client sectors – (1) The Franchise Dealer and (2) The Individual Consumer.

The Franchise Dealer

The Chief Executive Officer and sole Director of Mint Leasing, Jerry Parish, has been a part of the automobile industry for most of his adult life. It is through his knowledge, reputation and expertise that Mint Leasing has forged hundreds of partnerships with dealers across the United States.

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

Expansion Opportunity – The Fleet Customer

In 2010, Mint Leasing began to actively seek out a new market segment – leasing to commercial customers who maintain small fleets of vehicles, particularly rental car franchise owners and large repair shop operations that rent cars to customers having work done at their shops.  We believe that there are several advantages to leasing to these customers, including that:
o	They are generally better credit risks than the individual consumer because the leased vehicles will be used to generate income to service the lease payments;
o	Lease payments are guaranteed by both the company and the owner individually;
o	Payments are set up via automatic debits; and
o	They lease several vehicles of similar make and model at one time, allowing Mint Leasing to negotiate better pricing from dealers.

While these customers may also be in a position to demand better terms, thus lowering the gross margin for Mint Leasing, we believe that the risk of default is minimal and the opportunity for cost savings significant.  Over the course of 2010, this market segment grew to over 21% of the total receivables for Mint Leasing.  The Company expects to continue to expand this segment over the coming year, while still maintaining its consumer business segment.

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

Repossession Rate

The Mint Leasing repossession rate for 2010 and 2009 has been approximately 15% and 16% of total units out on lease, respectively, because of downturns in the economy in 2009 and early 2010 as the repossession rate spiked to approximately 20% during those time periods, but normally runs 12-15% of total units.

Marketing and Advertising:

The Company markets its leasing products through its partnerships with dealerships and representatives in such dealerships.  The Company also advertises its vehicles on Autotrader.com, ebay.com and on the radio. The Company’s advertising costs for the year ended December 31, 2010 totaled $10,586 and advertising costs for the year ended December 31, 2009 totaled $33,353.

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

Dependence on One or a Few Major Customers:

Mint Leasing does not depend on a few major customers for its revenues.  As stated above, it has partnerships with over 500 dealerships and has over approximately 1,700 current leasing customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company maintains a website at www.mintleasing.com, which contains information the Company does not desire to be incorporated by reference into this report.  The Company also maintains a lessor license and a dealer license.

Number of Total Employees and Number of Full-Time Employees

The Company currently employs 17 full-time employees, of which 4 employees are in the Company’s sales department.

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

We Will Need To Obtain Additional Financing To Continue To Execute On Our Business Plan.

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  On or around October 27, 2009, the Company entered into a Modification, Renewal and Extension Agreement and an Amended and Restated Loan Agreement in connection with its $33,000,000 line of credit facility with Sterling Bank of Houston, Texas (“Sterling Bank” and collectively the “Renewal”).  On or around July 30, 2010, we entered into a Modification Agreement with Sterling Bank to modify and amend the Renewal.  On December 14, 2010, and effective November 10, 2010, we entered into an additional Modification Agreement with Sterling Bank to modify and amend the Renewal (the “Modification”).  On April 13, 2011 and effective as of March 10, 2011, the Company entered into an additional Modification Agreement with Sterling Bank (the "March 2011 Modification").

The outstanding amount of the Renewal at the time of the parties' entry into the March 2011 Modification was $22,648,222, and the March 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $160,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning April 10, 2011 and continuing until August 10, 2011, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on September 10, 2011.  Additionally, each month, we are required to pay Sterling Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Sterling Bank as a result of the monthly payment.

The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At December 31, 2010, the outstanding balance on the Note Payable was $23,015,463. The Company has been and will continue to be unable to borrow any new funds under the credit facilities with Sterling Bank moving forward.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009, which the Company was not in compliance with. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity. At December 31, 2010, the outstanding balance on the Revolver was $2,279,434.  Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remains at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provides for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012.

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

The Company may not have sufficient funds on hand in September 2011 when the Sterling Bank credit facility matures to retire the debt. Accordingly, we will need to further extend the credit facility and/or seek alternative financing to repay such credit facility.  Additionally, in the future, we may need additional credit to support our operations, which credit may not be available from our current banking institutions.  We do not currently have any additional commitments of additional capital from third parties or from our officers, directors or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we choose to raise additional capital through the sale of debt or equity securities, such sales may cause substantial dilution to our existing shareholders.  If we are not able to raise the capital necessary to repay the line of credit, we may be forced to abandon or curtail our business plan, which may cause any investment in the Company to become worthless.

Our Credit Facility Requires Us To Observe Certain Covenants, And Our Failure To Satisfy Such Covenants Could Render Us Insolvent.

Our credit facilities require the Company to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: we make timely payments of principal and interest under the credit facilities; maintain certain financial ratios; Jerry Parish, our Chief Executive Officer and sole Director maintains at least 50% of the ownership of the Company, and that Jerry Parish continues to serve as the Chief Executive Officer of the Company.

Subject to notice and cure period requirements where they are provided for, any unwaived and uncured breach of the covenants applicable to our credit facilities could result in acceleration of the amounts owed and the cross-default and acceleration of indebtedness owing to other lenders, which default may cause the value of our securities to decline in value or become worthless.

We Rely Heavily On Jerry Parish, Our Chief Executive Officer and sole Director, And If He Were To Leave, We Could Face Substantial Costs In Securing A Similarly Qualified Officer and Director.

Our success depends in large part upon the personal efforts and abilities of Jerry Parish, our Chief Executive Officer and sole Director. Our ability to operate and implement our business plan and operations is heavily dependent on the continued service of Mr. Parish and our ability to attract and retain other qualified senior level employees.

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

Our Success In Executing On Our Business Plan Is Dependent Upon The Company’s Ability To Attract And Retain Qualified Personnel.

Our success depends heavily on the continued services of our executive management and employees.  Our employees are the nexus of our operational experience and customer relationships.  Our ability to manage business risk and satisfy the expectations of our customers, stockholders and other stakeholders is dependent upon the collective experience of our employees and executive management.  The loss or interruption of services provided by one or more of our executive management team could adversely affect our results of operations.  Additionally, the Company’s ability to successfully expand the business in the future will be directly impacted by its ability to hire and retain highly qualified personnel.

The Company Has Established Preferred Stock Which Can Be Designated By The Company’s Board Of Directors Without Shareholder Approval And Has Established Series A and Series B Preferred Stock, Which Gives The Holders Majority Voting Power Over The Company.

The Company has 20,000,000 shares of preferred stock authorized and 185,000 shares of Series A Convertible Preferred Stock and 2,000,000 shares of Series B Convertible Preferred Stock designated.  As of the filing date of this report, the Company has no Series A Convertible Preferred Stock shares issued and outstanding and 2,000,000 Series B Convertible Preferred Stock shares issued and outstanding, which shares are held by the Company’s Chief Executive Officer and sole Director, Jerry Parish.  The Company’s Series A Convertible Preferred Stock allows the holder to vote 200 votes each on shareholder matters and Series B Convertible Preferred Stock shares allow the holder to vote a number of voting shares equal to the total number of voting shares of the Company’s issued and outstanding stock as of any record date for any shareholder vote plus one additional share.  As a result, due to Mr. Parish’s ownership of the Series B Convertible Preferred Stock shares, he has majority control over the Company.  Mr. Parish also holds voting rights to approximately 48.1% of the Company’s outstanding common stock.

Additional shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have distinctive designation or title as shall be determined by the Board of Directors of the Company (“Board of Directors”) prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company’s shareholders, shareholders of the Company will have no control over what designations and preferences the Company’s preferred stock will have. As a result of this, the Company’s shareholders may have less control over the designations and preferences of the preferred stock and as a result the operations of the Company.

Jerry Parish, Our Chief Executive Officer And sole Director, Can Exercise Voting Control Over Corporate Decisions.

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

Our Quarterly and Annual Results Could Fluctuate Significantly.

The Company’s quarterly and annual operating results could fluctuate significantly due to a number of factors. These factors include:

•	access to additional capital in the form of debt or equity;
•	the number and range of values of the transactions that might be completed each quarter;
•	fluctuations in the values of and number of our leases;
•	the timing of the recognition of gains and losses on such leases;
•	the degree to which we encounter competition in our markets, and
•	other general economic conditions.

As a result of these factors, quarterly and annual results are not necessarily indicative of the Company’s performance in future quarters and future years.

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

A substantial part of the Company’s Target Consumer Base Includes Customers Which Are Inherently at High Risk for Defaults and Delinquencies.

A substantial number of our leases involve at-risk customers, which do not meet traditional dealerships’ qualifications for leases.  While we take steps to reduce the risks associated with such customers, including post-verification of the information in their lease applications and requiring down-payments ranging up to thirty percent of the MSRP of the vehicles we lease, no assurance can be given that our methods for reducing risk will be effective in the future. In the event that we underestimate the default risk or under-price or under-secure leases we provide, our financial position, liquidity, and results of operations would be adversely affected, possibly to a material degree.  The Company believes that the expansion into the fleet leasing segment discussed above will help to reduce this risk over time.

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

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

ITEM 2. PROPERTIES

The Company leases approximately 6,000 square feet of office space from a limited liability corporation that is owned by the Company’s Chief Executive Officer and a significant shareholder, at the rate of $20,000 per month.  Beginning in September 2010, the Company and the lessor agreed to reduce the monthly rent to $15,000 per month for the balance of the lease term. The lease expires on July 31, 2011, subject to the Company's right to five additional one year extensions.  Any extensions under the lease shall be at a monthly rental cost mutually agreeable by the parties.  The payment of the rental costs due under the lease is secured by a lien on all of the Company's goods and personal property located within the leased premises.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The common stock of The Mint Leasing, Inc. commenced trading on the OTC Bulletin Board under the symbol “LGCC” on August 14, 2006.  Effective July 21, 2008, we changed our name and the trading symbol became “MLES”. On February 23, 2011, we were automatically delisted from the OTC Bulletin Board due to the fact that no market maker quoted our common stock on the OTC Bulletin Board for a period of four or more days.  Our common stock currently trades on the OTCQB market under the symbol "MLES". We may take steps to re-quote our common stock on the OTC Bulletin Board in the future. The following table sets forth the high and low trading prices of one (1) share of our common stock for each fiscal quarter over the past two fiscal years. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.  The values listed below retroactively reflect our 1:20 reverse stock split which was effective as of July 18, 2008.

QUARTER ENDED	HIGH	LOW

December 31, 2010	$0.09	$0.05
September 30, 2010	$0.10	$0.05
June 30, 2010	$0.19	$0.03
March 31, 2010	$0.50	$0.10

December 31, 2009	$0.30	$0.11
September 30, 2009	$0.89	$0.03
June 30, 2009	$0.90	$0.03
March 31, 2009	$1.05	$0.03

As of April 8, 2011, we had 82,224,504 shares of common stock issued and outstanding held by approximately 59 shareholders of record, no shares of Series A Convertible Preferred Stock issued and outstanding and 2,000,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

The following table provides information as of December 31, 2010 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

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

(1) Includes options to purchase 2,000,000 common shares of stock granted to Jerry Parish, the Company’s President and sole Director in July 2008 (a total of 1,333,334 of which have vested to date), in connection with his employment agreement with Mint Texas which was assumed by Mint Nevada on the closing date of the merger. The exercise price of the options is $3.00 per share and the options expire ten years after the grant date. One third of the options may be exercised respectively on the first, second and third anniversary of the grant date. The Company recorded the transaction as part of its recapitalization.  Also includes options to purchase 100,000 shares of common stock, which the Company granted to William Sklar, its then Chief Financial Officer in December 2008, for services rendered, which warrants expire on December 31, 2011.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of The Mint Leasing, Inc., its wholly-owned Texas subsidiary, and all of its subsidiaries.  Inter-company accounts and transactions are eliminated in consolidation.

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

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk are primarily cash equivalents and finance receivables. Our cash equivalents are placed through various major financial institutions.  Finance receivables represent contracts with consumers residing throughout the United States, with borrowers located in Texas, Arkansas, Mississippi, Alabama, Georgia, Tennessee and Florida. No other state accounted for more than 10% of managed finance receivables.  No single customer accounts for more than 10% of either revenues or outstanding receivables.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010, COMPARED TO THE YEAR ENDED DECEMBER 31, 2009

For the year ended December 31, 2010, total revenues were $10,473,342, compared to $16,996,135 for the year ended December 31, 2009, a decrease in total revenues of $6,522,793 or 38.4% from the prior period.  For the year ended December 31, 2010, revenues from sales-type leases, net, decreased $4,477,428 or 40.6% to $6,548,736 for the year ended December 31, 2010, from $11,026,164 for the year ended December 31, 2009.  Revenues from amortization of unearned income related to sales-type leases decreased $2,045,365 or 34.3% to $3,924,606 for the year ended December 31, 2010, from $5,969,971 for the year ended December 31, 2009.

The $4,477,428 decrease in revenues from sales-type leases, net, was primarily due to the Company’s limited ability to purchase vehicles and issue new leases as a result of the Company’s continued restricted borrowing capacity during the year ended December 31, 2010.  The Company was unable to borrow any funds under the Sterling Bank facility or the Moody Bank facility (described in greater detail below) during 2010. The Company believes that if it had access to additional capital during the year ended December 31, 2010, its revenues would have been similar to the Company’s revenues for the year ended December 31, 2009.

Cost of revenues decreased $7,800,166 or 43.5% to $10,113,672 for the year ended December 31, 2010, compared to $17,913,838 for the year ended December 31, 2009.  Cost of revenues decreased as a result of the lower costs incurred associated with early lease terminations and repossessions of vehicles for the year ended December 31, 2010, compared to the year ended December 31, 2009. The costs associated with early lease terminations and repossessions of vehicles decreased by $8,782,887 or 70.9%, to $3,597,273 for the year ended December 31, 2010, compared to $12,380,160 for the year ended December 31, 2009. This decrease in costs associated with early lease terminations and repossessions of vehicles is the result of the following factors:

•	An improved economy in 2010 versus 2009;
•	An increased focus on collections by management; and
•	The Company's focus on fleet transactions which are undertaken with businesses with higher credit ratings and have a lower rate of default than those of private individuals.

Cost of revenues associated with sales-type leases increased by $982,721 or 17.8% to $6,516,399 for the year ended December 31, 2010, compared to $5,533,678 for the year ended December 31, 2009. This increase in the cost of revenues associated with sales-type leases is a direct result of the increased focus in 2010 on fleet lease transactions which have significantly lower gross margins than do leases with individuals.

Gross profit increased $1,277,373 or 139.2% to a gross profit of $359,670 for the year ended December 31, 2010 compared to a gross loss of $917,703 for the year ended December 31, 2009.  Gross profit increased primarily due to the 70.9% decrease in cost of revenues associated with early lease terminations and repossessions of vehicles.

Gross profit as a percentage of revenues was a positive 3.4% for the year ended December 31, 2010 compared to negative 5.4% for the year ended December 31, 2009.  As stated above, the increases in the gross profit in actual dollars and as a percentage of revenues are primarily attributable to the 70.9% decrease in cost of revenues associated with early lease terminations and repossessions of vehicles. The gross profit margin achieved in 2010 on revenues generated from sales-type leases decreased in 2010 from 2009.   The negative impact on the overall gross margin in 2010 was entirely offset by the 70.9% decrease in expenses related to early termination of leases and repossessions of vehicles.

General and administrative expenses were $2,053,230 and $3,422,173, for the years ended December 31, 2010 and December 31, 2009, respectively, resulting in a decrease of $1,368,943 or 40% from the prior period.  The decrease in general and administrative expense was primarily the result of a continued focus by management to reduce overhead costs throughout 2010.

Other expense, consisting solely of interest expense, was $1,789,869 and $1,863,899 for the years ended December 31, 2010 and December 31, 2009, respectively.   The main reason for the $74,030 or 4% decrease in interest expense for the year ended December 31, 2010, compared to the year ended December 31, 2009, was due to lower outstanding debt balances for the year ended December 31, 2010, compared to the year ended December 31, 2009.

The Company had a benefit from income tax of $1,176,491 for the year ended December 31, 2010, compared to benefit from income tax of $2,183,947 for the year ended December 31, 2009. The benefit recorded in 2010 is $1,007,456, or 46.1%, lower than the benefit recorded in 2009.  This reduction in the income tax benefit period over period is the result of the Company’s loss before income taxes being $2,720,346 lower in 2010 than in 2009.

The Company had a net loss of $2,306,938 for the year ended December 31, 2010, compared to net loss of $4,019,828 for the year ended December 31, 2009, an improvement in net income of $1,712,890 or  42.6% from the prior period.  The decrease in net loss during 2010 was the cumulative effect of the 70.9% decrease in costs associated with early lease terminations and repossessions of vehicles; a 40% decrease in general and administrative expenses; and a 4% decrease in interest expense. These improvements in the operating results were partially offset by a 40.6% decrease in revenues from sales-type leases; the 34.3% decrease in revenues from the amortization of unearned income; and the 17.8% increase in cost of revenues associated with sales-type leases. The cumulative $2,720,346 positive impact on earnings of the items described above, was offset by the $1,007,456 decrease in the tax benefit for the year ended December 31, 2010, compared to the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $33,321,896 as of December 31, 2010, which included cash and cash equivalents of $253,748, investment in sales-type leases, net, of $30,626,592, vehicle inventory of $466,350, property and equipment, net, of $62,096, and a deferred tax asset of $1,913,110.

We had total liabilities as of December 31, 2010 of $27,272,060, which included $963,363 of accounts payable and accrued liabilities, $25,394,897 of amounts under our senior credit facilities and $913,800 payable to related parties.

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  On or around October 27, 2009, the Company, entered into a Modification, Renewal and Extension Agreement and an Amended and Restated Loan Agreement in connection with its $33,000,000 line of credit facility with Sterling Bank of Houston, Texas (“Sterling Bank” and collectively the “Renewal”).  On or around July 30, 2010, we entered into a Modification Agreement with Sterling Bank to modify and amend the Renewal.  On December 14, 2010, and effective November 10, 2010, we entered into an additional Modification Agreement with Sterling Bank to modify and amend the Renewal (the “Modification”).  On April 13, 2011, and effective as of March 10, 2011, the Company entered into an additional Modification Agreement with Sterling Bank (the "March 2011 Modification").

The Modification and March 2011 Modification also modified and amended our required borrowing base and minimum net worth requirements under the Renewal, which factor into whether we are in compliance with the terms and conditions of and/or in default of the terms of the Renewal.

The outstanding amount of the Renewal at the time of the parties’ entry into the Modification was $23,704,253, and the Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $110,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning December 10, 2010 and continuing until February 10, 2011 (we had previously been making monthly installment payments of $110,000 beginning in July 2010), with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on March 10, 2011 (previously the full amount of the Renewal as modified by the first Modification Agreement, was due and payable on November 10, 2010).

The outstanding amount of the Renewal at the time of the parties' entry into the March 2011 Modification was $22,648,222, and the March 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $160,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning April 10, 2011 and continuing until August 10, 2011, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on September 10, 2011.  Additionally, each month, we are required to pay Sterling Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Sterling Bank as a result of the monthly payment.

The Modification and March 2011 Modification did not otherwise amend or modify the terms of the Renewal, which evidences a Secured Note Payable (the "Note Payable"), which includes an annual interest rate of prime rate plus 2%, subject to a floor of 6%.  The repayment of the credit facility is secured by a security interest over substantially all of our assets and leases and, the personal guaranty of our Chief Executive Officer and sole Director, Jerry Parish.

The credit facility also requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness in addition to those requirements added to the credit facility in connection with the Modification and March 2011 Modification as provided above, including covenants requiring that our statements, representations and warranties made in the credit facility and related documents are correct and accurate; and that Jerry Parish, our Chief Executive Officer and sole Director cannot fail to own less than 50% of the ownership of the Company.

At December 31, 2010, the outstanding balance on the Note Payable was $23,015,463. Under the renewal terms of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2011, 2010 and 2009.

Our credit facility with Sterling Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.  At December 31, 2010, the Company was not in compliance with all debt covenants under the credit facility with Sterling Bank; however such failure to remain in compliance was waived by Sterling Bank pursuant to the March 2011 Modification, described above.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009, which the Company was not in compliance with. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity. At December 31, 2010, the outstanding balance on the Revolver was $2,279,434. Additionally, at December 31, 2010, we were not in compliance with certain of the covenants required by the Revolver, which failure was waived by Moody Bank pursuant to the Third Renewal, described below.  Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remains at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provides for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012.

Additionally, Jerry Parish, the Company’s Chief Executive Officer and sole Director, and Victor Garcia, a significant shareholder of the Company and our former Director, jointly and severally agreed to guaranty the repayment of the Moody Loan pursuant to individual Guaranty Agreements entered into in favor of Moody in connection with the Moody Loan. The amount outstanding under the Moody Loan is secured by a security interest in any leases made with such funds and the underlying vehicles.

On June 5, 2010, the Company entered into an unsecured $100,000 note payable (“Note Payable”) with a third party to finance the purchase of vehicles for lease, which accrued interest at the rate of 15% per annum, payable monthly, was due on December 5, 2010, and was repaid during the year ended December 31, 2010.

The Company subsequently entered into another Note Payable with a third party in the amount of $100,000 in October 2010, which accrues interest at the rate of 12% per annum, payable monthly, and is due April 26, 2011. The Note Payables are secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2010 was $100,000.

The Company had notes and advances payable to Jerry Parish, Victor Garcia and an affiliate of $913,800 and $630,300 as of December 31, 2010 and December 31, 2009, respectively.  These notes and advances payable are non-interest bearing and subordinated to the credit facilities with the banks.  Accordingly, they have been classified as long term. The Company imputed interest on these note payables at a rate of 8.75% per year.  Interest expense of $37,943 and $38,088 was recorded as contributed capital for the years ended December 31, 2010 and 2009, respectively.

We generated $2,808,154 in cash from operating activities for the year ended December 31, 2010, which was mainly due from collections and reductions of net investment in sales-type leases of $5,928,883 and an increase in inventory of $299,340.  Non-cash charges for the period included the change in the allowance for doubtful accounts, depreciation, and imputed interest which were $126,213, $41,844, and $37,943, respectively, which also contributed positively to the cash provided by operating activities. Those items negatively impacting the cash provided by operations for the year ended December 31, 2010, were the net loss of $2,306,938, the deferred tax benefit of $1,176,491, and a decrease in accounts payable and accrued liabilities of $241,640.

We had no cash used in investing activities for the year ended December 31, 2010.

We had $3,785,999 of net cash used in financing activities for the year ended December 31, 2010, which was due to $5,090,180 of payments on notes payable and $215,00 of payments on related party notes, offset by $498,500 of shareholder loans, and $1,020,681 of new financing.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE MINT LEASING, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Mint Leasing, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of The Mint Leasing, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholders' equity and cash flows for the twelve month periods then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Mint Leasing, Inc. as of December 31, 2010 and 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 15, 2011

The Mint Leasing, Inc.
Consolidated Balance Sheets
December 31, 2010 and 2009

ASSETS	2010	2009

Cash and cash equivalents	$253,748	$1,231,594
Investment in sales-type leases, net	30,626,592	36,681,689
Vehicle inventory	466,350	765,690
Property and equipment, net	62,096	103,940
Deferred tax asset	1,913,110	736,620
Other assets	-	98,400
TOTAL ASSETS	$33,321,896	$39,617,933

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$963,363	$1,204,406
Credit facilities	25,394,897	29,464,396
Notes payable to related parties	913,800	630,300
TOTAL LIABILITIES	27,272,060	31,299,102

STOCKHOLDERS' EQUITY
Preferred stock Series A, 18,000,000 shares authorized at $0.001 par value, 0 and 0 shares outstanding, respectively	-	-
Preferred stock Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 and 0 shares outstanding, respectively	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 82,224,504 and 82,224,504 shares issued and outstanding, respectively	82,225	82,225
Additional paid in capital	9,357,016	9,319,073
Retained (deficit)	(3,391,405)	(1,084,467)
TOTAL STOCKHOLDERS’ EQUITY	6,049,836	8,318,831
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,321,896	$39,617,933

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
Consolidated Statements of Operations For the Years Ended December 31, 2010 and 2009

	2010	2009
REVENUES
Sales-type leases, net	$6,548,736	$11,026,164
Amortization of unearned income related to sales-type leases	3,924,606	5,969,971
Total Revenues	10,473,342	16,996,135

COST OF REVENUES
Cost of sales-type leases	6,516,399	5,533,678
Repossession and cancelled lease expense	3,597,273	12,380,160
Total Cost of Revenues	10,113,672	17,913,838

GROSS PROFIT (LOSS)	359,670	(917,703)

GENERAL AND ADMINISTRATIVE EXPENSE	2,053,230	3,422,173

(LOSS) BEFORE OTHER (EXPENSE) FROM CONTINUING OPERATIONS	(1,693,560)	(4,339,876)

OTHER (EXPENSE)
Interest expense	(1,789,869)	(1,863,899)
Total Other (Expense)	(1,789,869)	(1,863,899)

(LOSS) BEFORE TAX	(3,483,429)	(6,203,775)

Income Tax (Benefit)	(1,176,491)	(2,183,947)

NET (LOSS)	$(2,306,938)	$(4,019,828)

Basic average shares outstanding	82,224,504	81,933,353
Basic Earnings Per Share	$(0.03)	$(0.05)

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2010 and 2009
							Additional	Retained	Total
	Preferred Series A		Preferred Series B		Common Stock		Paid In	Earnings	Stockholders'
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	(Deficit)	Equity

	-	$-	2,000,000	$2,000	81,929,504	$81,930	$9,217,680	$2,935,361	$12,236,971
Balance, December 31, 2008
Imputed interest on related party Notes	-	-	-	-	-	-	38,088	-	38,088
Cancelled shares	-	-	-	-	(5,000)	(5)	5	-	-
Warrants issued	-	-	-	-	-	-	12,600	-	12,600

Common stock based compensation	-	-	-	-	300,000	300	50,700	-	51,000

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	(4,019,828)	(4,019,828)
Balance, December 31, 2009	-	$-	2,000,000	$2,000	82,224,504	$82,225	$9,319,073	$(1,084,467)	$8,318,831

Imputed interest on related party Notes	-	-	-	-	-	-	37,943	-	37,943

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	(2,306,938)	(2,306,938)

	-	$-	2,000,000	$2,000	82,224,504	$82,225	$9,357,016	$(3,391,405)	$(6,049,836)

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,306,938)	$(4,019,828)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	41,844	33,353
Amortization of debt costs	99,000
Change in allowance for doubtful accounts	126,213	628,661
Share based compensation	-	63,600
Imputed interest	37,943	38,088
Deferred income taxes	(1,176,491)	(2,183,947)
Change in operating assets and liabilities:
Net investment in sales-type leases	5,928,883	8,322,613
Inventory	299,340	89,260
Prepaid expenses and other assets	-	(19,130)
Accounts payable and accrued expenses	(241,640)	754,526
Net Cash provided by Operating Activities	2,808,154	3,707,196

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(15,977)
Net Cash (used in) Investing Activities	-	(15,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Credit Facilities	(5,090,180)	(5,214,923)
Proceeds from Credit Facilities	1,020,681	1,679,319
J Proceeds from Notes to Related Parties	498,500	195,000
Payments on Notes from Related Parties	(215,000)	-
Net Cash (used in) Financing Activities	(3,785,999)	(3,340,604)

INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	(977,846)	350,615

CASH and CASH EQUIVALENTS, AT BEGINNING OF PERIOD	1,231,594	880,979

C CASH and CASH EQUIVALENTS, AT END OF PERIOD	$253,748	$1,231,594

Supplemental disclosure of cash flow information
Cash paid for interest	$1,751,926	$1,858,927
Cash paid for taxes	$-	$-

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

For the years ended December 31, 2010 and 2009, amortization of unearned income totaled $3,924,606 and $5,969,971, respectively.

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

D.  Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the direct costs of non-performing leases. Portfolio servicing costs include direct wages, bank service fees, and premises costs. Cost of revenues include the following:

Description	2010	2009

Portfolio servicing costs	$908,684	$3,197,935
Purchase and delivery of the vehicle to the lessee	5,607,715	2,335,743
Non-performing leases	3,597,273	12,380,160
Total	$10,113,672	$17,913,838

E.  Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are considered cash equivalents and are included in cash and cash equivalents in the accompanying balance sheets.  At December 31, 2010 and 2009, the Company had cash and cash equivalents of $253,748 and $1,231,594, respectively.

At December 31, 2010 and 2009, the Company had no deposits that exceeded FDIC insurance coverage limits.

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

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2010 and 2009 totaled $10,586 and $33,353, respectively.

M.  Income Taxes

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

We adopted the provisions of the FASB’s guidance related to accounting for uncertainty as to income tax positions on January 1, 2008. As of December 31, 2010 and 2009, we had no liabilities included on the consolidated balance sheets associated with uncertain tax positions.

N. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  At December 31, 2010 and 2009, we have common stock equivalents as follows:

	2010	2009
Stock options	2,100,000	2,100,000
Convertible Preferred Stock	20,000,000	20,000,000
Warrants	300,000	300,000
Total	22,400,000	22,400,000

O. Preferred Stock Rights and Privileges

We have a total of 20,000,000 shares of preferred stock (the “Preferred Stock”) authorized.  The rights and privileges of the Preferred Stock are detailed as follows:

Series A Convertible Preferred Stock

As of December 31, 2010, we had 185,000 shares of Series A Convertible Preferred Stock designated and 0 shares issued and outstanding.

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

Series B Convertible Preferred Stock

As of December 31, 2010, we had 2,000,000 shares of Series B Convertible Preferred Stock designated, authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

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

P. Effect of New Accounting Pronouncements .

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

We adopted the provisions issued by the FASB on January 1, 2008 related to fair value measurements. This provision defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurement.  This guidance applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the provisions established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table presents assets that are measured and recognized at fair value on a non-recurring basis at December 31, 2010:

				Total Gains
Description	Level 1	Level 2	Level 3	(Losses)
Cash and cash equivalents		$253,748	$-	$-
Investment in sales-type leases – net	-	-	30,626,592	-
Credit facilities	-	25,394,897	-	-
Notes payable to shareholders	-	913,800	-	-

The following table presents assets that are measured and recognized at fair value on a non-recurring basis at December 31, 2009:

				Total Gains
Description	Level 1	Level 2	Level 3	(Losses)
Cash and cash equivalents		$1,231,594	$-	$-
Investment in sales-type leases – net			36,681,689	-
Credit facilities		29,464,396	-	-
Notes payable to shareholders		630,300	-	-

The FASB’s guidance became effective for us on January 1, 2008 and establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the year ended December 31, 2010, there were no applicable items on which the fair value option was elected. This FASB provision may impact our consolidated financial statements in the future.

 In October 2009, the FASB issued FASB ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a standalone basis. The ASU also significantly expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB ASU No. 2009-13 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In October 2009, the FASB issued FASB ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which is now codified under FASB ASC Topic 985, “Software.” This ASU changes the accounting model for revenue arrangements which include both tangible products and software elements, providing guidance on how to determine which software, if any, relating to the tangible product would be excluded from the scope of the software revenue guidance. FASB ASU No. 2009-14 was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. This ASU is not expected to have an effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In January 2010, the FASB issued FASB ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which is now codified under FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” This ASU will require additional disclosures regarding transfers in and out of Levels 1 and 2 of the fair value hierarchy, as well as a reconciliation of activity in Level 3 on a gross basis (rather than as one net number). The ASU also provides clarification on disclosures about the level of disaggregation for each class of assets and liabilities and on disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. FASB ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures requiring a reconciliation of activity in Level 3. Those disclosures will be effective for interim and annual periods beginning after December 15, 2010. The adoption of the portion of this ASU effective after December 15, 2009, as well as the portion of the ASU effective after December 15, 2010, did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued FASB ASU No. 2010-17, “Milestone Method of Revenue Recognition,” which is now codified under FASB ASC Topic 605, “Revenue Recognition.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Consideration which is contingent upon achievement of a milestone in its entirety can be recognized as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety, and an individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated individually to determine if it is substantive. FASB ASU No. 2010-17 was effective on a prospective basis for milestones achieved in fiscal years (and interim periods within those years) beginning on or after June 15, 2010, with early adoption permitted. If an entity elects early adoption, and the period of adoption is not the beginning of its fiscal year, the entity should apply this ASU retrospectively from the beginning of the year of adoption. This ASU did not have any effect on the timing of revenue recognition and our consolidated results of operations or cash flows.

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not goodwill impairment exists. When determining whether it is more likely than not impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether it is more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our future financial statements.

NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2014. Following is a summary of the components of the Company’s net investment in sales-type leases at December 31, 2010 and 2009:

	2010	2009
Total Minimum Lease Payments to be Received	$27,091,548	$37,112,817
Residual Values	12,142,447	11,843,408
Lease Carrying Value	39,233,995	48,956,225

Less: Allowance for Uncollectible Amounts	(905,895)	(1,260,484)

Less: Unearned Income	(7,701,508)	(11,014,052)
Net Investment in Sales-Type Leases	$30,626,592	$36,681,689

Note 4 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Cost and accumulated depreciation of equipment and leasehold improvements as of December 31, 2010 and 2009 are as follows:

	2010	2009
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	179,572	179,572
	283,533	283,533
Less: Accumulated Depreciation	(221,437)	(179,593)
Net Property and Equipment	$62,096	$103,940

Depreciation expense charged to operations was $41,844 and $33,353 for the years ended December 31, 2010 and 2009, respectively.

NOTE 5 – CREDIT FACILITIES

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009; which the Company did not meet. At December 31, 2009, the availability under the $10,000,000 Revolver was limited to $2,500,000. The outstanding balance at December 31, 2009 was $1,679,319. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days at which time an additional $820,681 was advanced to the Company. On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity. At December 31, 2010, the outstanding balance on the Revolver was $2,279,434.  Additionally, at December 31, 2010, we were not in compliance with certain of the covenants required by the Revolver, which failure was waived by Moody Bank pursuant to the Third Renewal, described below.  Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, amount available remains at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provides for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012.

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  On or around October 27, 2009, the Company entered into a Modification, Renewal and Extension Agreement and an Amended and Restated Loan Agreement in connection with its $33,000,000 line of credit facility with Sterling Bank of Houston, Texas (“Sterling Bank” and collectively the “Renewal”).  On or around July 30, 2010, we entered into a Modification Agreement with Sterling Bank to modify and amend the Renewal.  On December 14, 2010, and effective November 10, 2010, we entered into an additional Modification Agreement with Sterling Bank to modify and amend the Renewal (the “Modification”).  On April 13, 2011, and effective as of March 10, 2011, the Company entered into an additional Modification Agreement with Sterling Bank (the "March 2011 Modification").

The Modification and March 2011 Modification also modified and amended our required borrowing base and minimum net worth requirements under the Renewal, which factor into whether we are in compliance with the terms and conditions of and/or in default of the terms of the Renewal.

The outstanding amount of the Renewal at the time of the parties’ entry into the Modification was $23,704,253, and the Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $110,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning December 10, 2010 and continuing until February 10, 2011 (we had previously been making monthly installment payments of $110,000 beginning in July 2010), with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on March 10, 2011 (previously the full amount of the Renewal as modified by the first Modification Agreement, was due and payable on November 10, 2010).

The outstanding amount of the Renewal at the time of the parties' entry into the March 2011 Modification was $22,648,222, and the March 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $160,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning April 10, 2011 and continuing until August 10, 2011, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on September 10, 2011.  Additionally, each month, we are required to pay Sterling Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Sterling Bank as a result of the monthly payment.

At December 31, 2010, the outstanding balance on the Note Payable was $23,015,463. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2011, 2010 and 2009.

Our credit facility with Sterling Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.  At December 31, 2010 and 2009, the Company was not in compliance with all debt covenants under the credit facility with Sterling Bank; however such failure to remain in compliance was waived by Sterling Bank pursuant to the Modifications described above.

On June 5, 2010, the Company entered into an unsecured $100,000 note payable (“Note Payable”) with a third party to finance the purchase of vehicles for lease, which accrued interest at the rate of 15% per annum, payable monthly, was due on December 5, 2010, and was repaid during the year ended December 31, 2010.

The Company subsequently entered into another Note Payable with a third party in the amount of $100,000 in October 2010, which accrues interest at the rate of 12% per annum, payable monthly, and is due April 26, 2011 The Note Payables are secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2010 was $100,000.

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

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments as of December 31, 2010 are set forth below:

		December 31, 2010
		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	$253,748	$253,748
Investment in sales-type leases – net	(b)	30,626,592	30,626,592

Financial liabilities:
Credit facilities	(c)	$25,394,897	$25,394,897
Notes payable to shareholders	(d)	913,800	913,800

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

NOTE 7 -RELATED PARTY TRANSACTIONS

Under an informal arrangement, consulting fees totaling $306,800 and $306,800 were paid to a shareholder for services rendered during the years ended December 31, 2010 and 2009, respectively. The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011, which included an adjacent property at the rate of $20,000 per month. In conjunction with the Company's cost reduction efforts the monthly rental payment was reduced to $15,000 per month during 2010. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market.  Rent expense under the lease amounted to $220,000 and $240,000 for the years ended December 31, 2010 and 2009, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of December 31, 2010 and December 31, 2009 were $913,800 and $630,300, respectively.  These notes payable are non-interest bearing and due upon demand.  The Company imputed interest on these notes payable at a rate of 8.75% per year.  Interest expense of $37,943, and $38,088 was recorded as contributed capital for the years ended December 31, 2010 and 2009, respectively.

NOTE 8 – CAPITAL STOCK TRANSACTIONS
 In May 2009, 5,000 shares of the Company's common stock were cancelled by an entity associated with a former officer and director of the Company, who resigned as of the effective date of the Reorganization Agreement.

In December 2009, the Company issued 300,000 shares of common stock to two employees.  In accordance with accounting guidance issued by the FASB, the Company recorded $51,000 of compensation expense that is reflected in the 2009 operating results of the Company.

NOTE 9 –OPTIONS AND WARRANTS

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

On September 30, 2009, the Company and Mr. Parish and Victor Garcia, a then Director of the Company, entered into a Mutual Release and Termination Agreement with third parties who were the holders of 8,278,872 shares of the Company’s common stock and warrants to purchase an additional 2,100,000 common shares at prices ranging from $0.10 to $2.00 per share.  Messers. Parish and Garcia paid $250,000 in cash and Mr. Parish delivered 125,000 shares of Arrayit Corporation to the third parties for the 8,278,872 shares of the Company’s common stock, of which 4,239,436 shares were issued to Mr. Parish and 4,239,436 shares were issued to Mr. Garcia. The third parties also agreed to cancel the warrants to purchase the 2,100,000 shares of the Company’s common stock.

A summary of activity under the Employee Stock Plans for the years ended December 31, 2010 and 2009 is presented below:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2008	2,100,000	$2.91
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	-	$-
Outstanding – December 31, 2009	2,100,000	$2.91
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	-	$-
Outstanding – December 31, 2010	2,100,000	$2.91
Exercisable – December 31, 2010	1,333,334	$2.91

The following table summarizes information about outstanding warrants at December 31, 2010 and 2009:

Year Issued	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price

2009	300,000	4.50	$0.50
2010	300,000	3.50	$0.50

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space from its President and majority shareholder, a related party, pursuant to a lease which expired on August 31, 2008 at the rate of $10,000 per month. The lease was renewed to July 31, 2011 at the rate of $20,000 per month.  In conjunction with the Company’s cost reduction efforts the monthly rental payment was reduced to $15,000 in September 2010.  Rent expense related to this operating lease totaled $220,000 and $240,000 for the years ended December 31, 2010 and 2009, respectively.

Operating lease commitments for the years ending December 31 are as follows:

2011	$105,000
2012	-
2013	-
2014	-
2015	-
Thereafter	-
$105,000

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

NOTE 11 – INCOME TAXES

Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company calculates a provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes.

 The income tax provision (benefit) for the years ended December 31, 2010 and December 31, 2009 consists of the following:

	2010	2009
Current income tax expense (benefit)	$-	$-
Deferred income tax expense (benefit)	(1,176,491)	(2,183,947)
Total income tax provision	$(1,176,491)	$(2,183,947)

Significant components of our deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
NOL carry-forwards	$2,035,876	$2,358,480
Accrued expenses	103,510	294,169
Property	1,235	1,235
Other	-	7,452
Deferred tax liabilities:
Accounts Receivable	(227,511)	(1,924,716)
Net deferred tax (liabilities) assets	$1,913,110	$736,620

The total income tax provision recognized by the Company for the years ended December 31, 2010 and December 31, 2009, reconciled to that computed under the federal statutory corporate rate, is as follows:

	2010	2009
Tax provision (benefit) at federal statutory rate	$(1,294,480)	$(2,169,841)
State income taxes — net of federal	22,520	(15,934)
Valuation allowance	-	-
Meals and entertainment	1,673	1,828
Transaction fees	(50,220)	-
Other	144,016	-
Income tax provision (benefit)	$(1,176,491)	$(2,183,947)

The Company adopted accounting guidance issued by the FASB related to accounting for uncertainty as it relates to income taxes. These provisions became effective January 1, 2008 and provide that a tax benefit from an uncertain tax position may be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s widely understood administrative practices and precedents. Once the recognition threshold is met, the portion of the tax benefit that is recorded represents the largest amount of tax benefit that is greater than 50 percent likely to be realized upon settlement with a taxing authority. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

NOTE 12 - ONGOING RELATIONSHIPS WITH FINANCIAL INSTITUTIONS

Management has had a long relationship with the financial institutions that are currently providing its credit facilities.  The Company has a history of successfully working with its lenders in negotiating previous modifications and extensions, and believes that it will continue to be able to do so in the future. Such extensions or modifications are critical to the Company’s ability to meet its financial obligations and execute its business plan.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities should the Company not be able to continue to modify or extend its credit facilities.  See Note 5 for further details.

NOTE 13 – SUBSEQUENT EVENTS

On February 28, 2010, the Company executed the Amended Moody Revolver which extended the maturity date of the facility to March 1, 2011, reduces the amount available under the facility to $2,500,000, fixes the interest rate on the facility at 6.5%, and provides for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity. Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the  amount available remains at $2,500,000, the interest rate was increased and fixed at 6.75%.  The Third Renewal provides for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012. This transaction is discussed in detail in Note 5 above.

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  On or around October 27, 2009, the Company entered into a Modification, Renewal and Extension Agreement and an Amended and Restated Loan Agreement in connection with its $33,000,000 line of credit facility with Sterling Bank of Houston, Texas (“Sterling Bank” and collectively the “Renewal”).  On or around July 30, 2010, we entered into a Modification Agreement with Sterling Bank to modify and amend the Renewal.  On December 14, 2010, and effective November 10, 2010, we entered into an additional Modification Agreement with Sterling Bank to modify and amend the Renewal (the “Modification”).  On April 13, 2011, and effective as of March 10, 2011, the Company entered into an additional Modification Agreement with Sterling Bank (the "March 2011 Modification"). This transaction is discussed in detail in Note 5 above.

On February 3, 2011, Victor Garcia, resigned as a Director of The Mint Leasing, Inc.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As of the date of our assessment we concluded our internal controls over financial reporting were ineffective due to discovery of material weaknesses.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth our sole officer and Director (as used below, references to our Board of Directors, currently refer only to our sole Director, Jerry Parish) as of the date of this filing:

Name	Position	Year of Appointment
Jerry Parish	Chief Executive Officer, President, Chief Financial Officer, Secretary and sole Director	2008

Jerry Parish, Age 68

Jerry Parish, founder of The Mint Leasing, Inc. currently serves as the Chief Executive Officer, Chief Financial Officer, President, Secretary and sole Director of the Company. Mr. Parish is an accomplished businessman, manager and salesman having spent his entire professional career in the automobile industry. Mr. Parish has served as both the Sales Manager and General Manager of several franchise dealerships in Texas, including Austin-Hemphill, Red McComb Automotive, Westway Ford and the Davis Chevrolet Organization. In recognition of Mr. Parish’s dedicated service to Red McComb Automotive, he received a number of awards including Salesman of the Year (in addition to his numerous “Salesman of the Month” awards). Mr. Parish, a native of Houston, Texas began his career with military service in the United States Navy.

Director Qualifications:

Mr. Parish has significant knowledge of the Company’s history, strategies, technologies and culture. Having led the Company as Chief Executive Officer and a director since 1999, Mr. Parish has been the driving force behind the strategies and operational guidance that have generated more than a decade of operating history. His leadership of diverse business units and functions before becoming Chief Executive Officer gives Mr. Parish profound insight into the product development, marketing, finance, and operations aspects affecting the Company.

-------------------------------

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

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. On July 18, 2008, the Board of Directors of the Company adopted a Code of Ethics for the Company’s senior officers.  The Board of Directors believes that these individuals must set an exemplary standard of conduct, particularly in the areas of accounting, internal accounting control, auditing and finance.  This code sets forth ethical standards to which the designated officers must adhere and other aspects of accounting, auditing and financial compliance.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The Board of Directors exercises direct oversight of strategic risks to the Company.

Involvement in Certain Legal Proceedings

Our sole Director has not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses’);
3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board of Directors Meetings

The Company had three official meetings of the Board of Directors of the Company during the last fiscal year ending December 31, 2010.  Each member of the Company’s Board of Directors is encouraged, but not required to attend meetings

Nominating Committee

The Company does not have a Nominating Committee.  Furthermore, the Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and Director, at the address appearing on the first page of this Report.

Changes in Officers and Directors:

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

On October 7, 2010, Warren L. Williams of Woodhill Financial Group, Ltd., resigned as Chief Financial Officer of the Company as he had served the purpose for which he was appointed and left to pursue other duties. Jerry Parish, the Company’s Chief Executive Officer, President, Secretary and sole Director will serve as interim Chief Financial Officer until a suitable replacement Chief Financial Officer can be found.  Woodhill Financial Group, Ltd. and Warren Williams will still be available to the Company for consultation.

On October 7, 2010, Randy Foust resigned as a Director of the Company due to personal reasons.

On February 3, 2011, Victor Garcia, resigned as a Director of The Mint Leasing, Inc.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us Jerry Parish and Victor Garcia are currently subject to Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards ($)	Options Awards ($)	All Other Compensation	Total ($)

Jerry Parish	2010	$379,995		$-	$-	$-	$379,995
CEO, CFO and President (1)	2009	$337,096	$5,000	$-	-	$-	$342,096

Warren L. Williams (2) (4)	2010	$-	$-	$-	$-	$-	$-
Former Chief Financial Officer	2009	$-	$-	$-	$-	$-	$-

Anacelia Olivarez (3)	2010	$107,206	$-	$34,000	$-	$-	$141,205
Executive Assistant and Former Chief Financial Officer	2009	$107,206	$-	$34,000	$-	$-	$141,205

John Colburn	2010	$135,000	$-	$17,000	$-	$-	$152,000
Sales Manager	2009	$135,000	$-	$17,000	$-	$-	$152,000

*
Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.  No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.

(1) Mr. Parish has served as the Company’s Chief Executive Officer and President since July 18, 2008.
(2) Mr. Williams served as the Company’s Chief Financial Officer from October 28, 2009 until October 7, 2010.
(3) Ms. Olivarez served as the Company’s Chief Financial Officer from July 18, 2008 to on or around November 18, 2008.
(4) Mr. Williams did not receive any direct compensation for his services as the Company’s Chief Financial Officer during 2010 and 2009.  However, Woodhill Financial Group, Ltd received payments of $239,675 and $191,175 for services provided to the Company during 2010 and 2009, which included payments for Mr. Williams’ services.

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

Board Compensation

None of the Company's Directors other than Mr. Parish (whose compensation is included in the table above, and who did not receive any consideration separate from the compensation provided to him as an officer of the Company, as provided above, for serving as a Director of the Company) during the year ended December 31, 2010, received any compensation during 2010.

The following table sets forth certain information concerning unexercised stock options for each named executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis- able (1)	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Jerry Parish	1,333,334	666,666	-	3.00	7/18/2011	-	-	-	-

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

Employment Agreement:

On July 18, 2008, the Company assumed a three year employment agreement between Mint Texas and Mr. Parish, originally effective as of July 10, 2008.  The employment agreement provides for a salary $675,000 per annum and a bonus payable quarterly equal to 2% of the Company’s “modified EBITDA” (as defined in the employment agreement), as well as a discretionary bonus payable at the option of the Company’s Board of Directors.  Upon the termination of the employment agreement for cause by the Company (as defined therein) or by Mr. Parish, without cause, Mr. Parish will receive only the benefits and compensation he has earned as of the termination date of the agreement.  Upon termination of the agreement by Mr. Parish for good cause (as defined therein) disability, or death, Mr. Parish is due his compensation for the remainder of the current calendar month, and for 12 months thereafter (or such shorter period as the agreement is in effect) and his pro rated bonus. During 2010 and 2009, Mr. Parish received cash compensation of $379,995 and $342,096, respectively. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2010 and 2009.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 8, 2011 with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of April 8, 2011.  Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them.

	Common Stock Shares Beneficially Owned		Series A Convertible Preferred Stock Shares Beneficially Owned	Series B Convertible Preferred Stock Shares Beneficially Owned	Total Voting Shares		Total Voting Percentage (3)

Jerry Parish - CEO, CFO, President, Secretary and sole Director	41,772,770	(1)	0	2,000,000(2)	123,997,275	(1)(2)	74.8%
323 N. Loop West, Houston, Texas, 77008

Victor Garcia	39,564,436		0	0	39,564,436		24.1%
222 Detering Houston, Texas 77007

All of the Officers and Directors as a Group (1 persons)	41,772,770		0	2,000,000(2)	123,997,275		74.8%

(1) Includes stock options to purchase 1,333,334 shares of common stock. The exercise price of the options is $3.00 per share, and the options expire ten years after the grant date. Mr. Parish was granted 2,000,000 stock options in July 2008, of which, one third of such options may be exercised respectively on the first, second and third anniversary of the grant date (July 10, 2008).  A total of 1,333,334 of the stock options have vested to date.

(2) The Company’s Series B Convertible Preferred Stock shares allow the holder to vote a number of voting shares equal to the total number of voting shares of the Company issued and outstanding as of any record date for any shareholder vote plus one additional share. The Series B Convertible Preferred Stock shares are convertible at the option of the holder with 61 days notice to the Company into 10 shares of common stock for each share of preferred stock issued and outstanding, which conversion rate may be increased by the Company’s Board of Directors from time to time as provided in the preferred stock designations.

(3) Based on 164,449,009 voting shares issued and outstanding, which amount includes the 82,224,504 shares of common stock issued and outstanding and 2,000,000 shares of the Company’s Series B Convertible Preferred Stock issued and outstanding, which shares vote in aggregate the total number of voting shares of the Company plus one vote.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under an informal arrangement, consulting fees totaling $306,800 were paid to Mr. Garcia, a former Director of the Company, for services rendered during the year ended December 31, 2009 and have been expensed in the accompanying financial statements.

In May 2010, Jerry Parish, our Chairman and Chief Executive Officer purchased 875,000 shares of our common stock in a private transaction for aggregate consideration of $80,000.

The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011, which included an adjacent property to be built, at the rate of $20,000 per month. In conjunction with the Company’s cost reduction efforts the monthly rental payment was reduced in September 2010 to $15,000 per month. Rent expense under the lease amounted to $220,000 and $240,000 for the years ended December 31, 2010 and 2009, respectively, and has been expensed in the accompanying financial statements.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of December 31, 2010 and December 31, 2009 were $913,800 and $630,300, respectively.  These notes payable are non-interest bearing and due upon demand.  The Company imputed interest on these notes payable at a rate of 8.75% per year.  Interest expense of $37,943 and $38,088 was recorded as contributed capital for the years ended December 31, 2010 and 2009, respectively.

Review, Approval and Ratification of Related Party Transactions

We have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders to date.  However, all of the transactions described above were approved and ratified by our officers or Directors.  In connection with the approval of the transactions described above, our officers and/or Directors, took into account several factors, including their fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our sole Director will continue to approve any related party transaction based on the criteria set forth above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2010 and 2009 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $71,500 and $66,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

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

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Voting Trust Agreement between Jerry Parish and Victor Garcia
10.6(5)	Modification, Renewal and Extension Agreement with Sterling Bank
10.7*	Modification Agreement with Sterling Bank
10.8*	Third Renewal, Extension and Modification Agreement with Moody Bank
14.1(1)	Code of Ethics dated July 18, 2008
16.1(6)	Letter from HJ & Associates, LLC
21.1(7)	Subsidiaries
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Filed as an exhibit to the Company's Form 10-K, filed with the Commission on March 26, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MINT LEASING, INC.

DATED: April 15, 2011	By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer, Secretary, President
(Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jerry Parish	Chief Executive Officer	April 15, 2011
Jerry Parish	President, Secretary,
Chief Financial Officer
(Principal Accounting Officer) and Sole Director