Form 10-Q
period 2011-03-31
MINT LEASING INC
filed 2011-05-23
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

     As of May 20, 2011, there were  82,224,504 shares of the registrant’s common stock, $0.001 par value per share outstanding.

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

PART I
FINANCIAL INFORMATION

Item1.  Financial Statements.

THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS

Cash and cash equivalents	$424,356	$253,748
Investment in sales-type leases, net of allowance of $150,000 and $905,895 respectively	29,868,919	30,626,592
Vehicle inventory	274,425	466,350
Property and equipment, net	51,636	62,096
Deferred income tax asset	2,016,969	1,913,110
TOTAL ASSETS	$32,636,305	$33,321,896

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$942,753	$963,363
Credit facilities	24,963,453	25,394,897
Notes payable to shareholders	863,800	913,800

TOTAL LIABILITIES	26,770,006	27,272,060

STOCKHOLDERS' EQUITY
Preferred stock; Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 shares outstanding at March 31, 2011 and December 31, 2010	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 82,224,504 shares issued and outstanding at March 31, 2011 and December 31, 2010	82,225	82,225
Additional paid in capital	9,366,359	9,357,016
Retained earnings	(3,584,285)	(3,391,405)
Total Stockholders' Equity	5,866,299	6,049,836

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,636,305	$33,321,896

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010

REVENUES
Sales-type leases, net	$2,219,172	$1,228,719
Amortization of unearned income related to sales-type leases	594,119	998,578

Total Revenues	2,813,291	2,227,297

COST OF REVENUES	2,296,376	2,262,374

GROSS PROFIT	516,915	(35,077)

GENERAL AND ADMINISTRATIVE EXPENSE	415,584	664,913

INCOME (LOSS) FROM OPERATIONS	101,331	(699,990)

OTHER INCOME (EXPENSE)
Interest expense	(398,071)	(470,666)
Total Other Income (Expense)	(398,071)	(470,666)

LOSS BEFORE TAX	(296,740)	(1,170,656)

Provision for (benefit from ) Income Tax	(103,860)	(411,239)

NET LOSS	$(192,880)	$(759,417)
Weighted average shares outstanding- Basic and fully diluted	82,224,504	82,224,504
Basic and Fully Diluted Earnings per Share:	$(0.00)	$(0.00)

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(192,880)	$(759,417)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	10,461	10,461
Bad debt expense	110,198	102,505
Imputed interest on related party notes	9,343	9,456

Change in operating assets and liabilities:
Net investment in sales-type leases	647,475	2,663,458
Inventory	191,925	25,556
Other assets	-	33,000
Accounts payable and accrued expenses	(20,610)	(1,022,013)
Deferred income taxes	(103,860)	(411,239)

Net Cash provided by operating activities	652,052	651,767

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Notes Payable	42,000	820,681
Payments on Notes Payable	(473,444)	(2,222,300)
Payment on loans from related parties	(50,000)	283,500
Net Cash (used) by financing activities	(481,444)	(1,118,119)
I INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	170,608	(466,352)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	253,748	1,231,594
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$426,345	$765,242

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
	2010	2010
CASH PAID FOR:

Interest	$398,071	$428,338
Income taxes	$-	$-

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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

C. Basis of Presentation.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011.

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

For the three months ended March 31, 2011 and 2010, amortization of unearned income totaled $594,119 and $998,578, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D.  Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of  the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s).  Cars that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue.  Total cost of sales was $2,296,376 and $2,262,374 for the three months ending March 31, 2011 and 2010, respectively.

E.  Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

At March 31, 2011, all of the Company’s deposits with financial institutions were within FDIC insurance coverage limits.

F.  Allowance for Loan Losses

Provisions for losses on investments in sales-type leases are charged to operations in amounts sufficient to maintain the allowance for losses at a level considered adequate to cover probable credit losses inherent in our receivables related to sales-type leases.  The Company establishes the allowance for losses based on the determination of the amount of probable credit losses inherent in the financed receivables as of the reporting date.  The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, and other information in order to make the necessary judgments as to probable credit losses.  Assumptions regarding probable credit losses are reviewed periodically and may be impacted by actual performance of financed receivables and changes in any of the factors discussed above.  The allowance for loan losses was $150,000 at March 31, 2011 and $905,895 at December 31, 2010.

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

Cost and accumulated depreciation of assets as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	179,572	179,572
Total	283,533	283,533
Less: Accumulated Depreciation	(231,897)	(221,437)
Net Property and Equipment	$51,636	$62,096

Expenditures for additions, major renewal and betterments are capitalized, and expenditures for maintenance and repairs are charged against income as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

Depreciation expense charged to operations was $10,461 and $10,461 for the three months ended March 31, 2011 and 2010, respectively.

J. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the three months ended March 31, 2011 and 2010 totaled $987 and $205, respectively.

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

For interim financial reporting, the Company records the tax provision (benefit) based on its estimate of the effective tax rate for the year.  The Company has projected its annual estimated effective income tax rate to be 34% for 2011.  Accordingly, the Company has recorded a deferred tax benefit of $103,860 for the three month period ended March 31, 2011, on loss before taxes of $296,740.  At March 31, 2011, the Company had a deferred tax asset of $2,016,969 primarily related to the tax effect of net operating loss carry forwards to be used in the future.

We adopted the FASB’s provisions regarding the treatment of income taxes on January 1, 2008. As of March 31, 2011, we had no liabilities included on the consolidated balance sheets associated with uncertain tax position. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

L. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  At March 31, 2011 and 2010, there was no difference between basic and diluted loss per share as the effect of these potential common shares were anti-dilutive due to the net loss during the three month periods ended March 2011 and 2010.

M. Effect of New Accounting Pronouncements

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

We adopted the provisions issued by the FASB on January 1, 2008 related to fair value measurements. This provision defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurement.  This guidance applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the provisions established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table presents assets that are measured and recognized at fair value on a non-recurring basis at March 31, 2011:

					Total
					Gains
Description	Level 1		Level 2	Level 3	(Losses)
Cash and cash equivalents	$		$424,356	$-	$-
Investment in sales-type leases – net		-	-	29,868,919	-
Credit facilities		-	24,963,453	-	-
Notes payable to shareholders		-	863,800	-	-

The following table presents assets that are measured and recognized at fair value on a non-recurring basis at December 31, 2010:

					Total
					Gains
Description	Level 1		Level 2	Level 3	(Losses)
Cash and cash equivalents	$		$253,748	$-	$-
Investment in sales-type leases – net		-	-	30,626,592	-
Credit facilities		-	25,394,897	-	-
Notes payable to shareholders		-	913,800	-	-

The FASB’s guidance became effective for us on January 1, 2008 and establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the quarter ended March 31, 2011, there were no applicable items on which the fair value option was elected. This FASB provision may impact our consolidated financial statements in the future..

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

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not goodwill impairment exists. When determining whether it is more likely than not impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether it is more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU did not have any material impact to our financial statements.

NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2014. Following is a summary of the components of the Company’s net investment in sales-type leases at March 31, 2011 and December 31, 2010:

	As of March 31, 2011	As of December 31, 2010

Total Minimum Lease Payments to be Received	$24,933,031	$27,091,548
Residual Values	12,426,077	12,142,447
Lease Carrying Value	37,359,108	39,233,995
Less: Allowance for Uncollectible Amounts	(150,000)	(905,895)
Less: Unearned Income	(7,340,189)	(7,701,508)
Net Investment in Sales-Type Leases	$29,868,919	$30,626,592

NOTE 4 –CREDIT FACILITIES

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one annually; which the Company did not meet at December 31, 2010. At December 31, 2009, the availability under the $10,000,000 Revolver was limited to $2,500,000.. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days at which time an additional $820,681 was advanced to the Company. On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principal and interest of $37,817, with the remaining balance due at maturity. Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remains at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provides for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012. At March 31, 2011, the outstanding balance on the Revolver was $2,191,368.  Additionally, at March 31, 2011, we were not in compliance with certain of the covenants required by the Revolver, which failure was waived by Moody Bank pursuant to the Third Renewal, described below.

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

At March 31, 2011, the outstanding balance on the Note Payable was $22,630,085. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2011.

Our credit facility with Sterling Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.  At March 31, 2011 and December 31, 2010, the Company was not in compliance with all debt covenants under the credit facility with Sterling Bank; however such failure to remain in compliance was waived by Sterling Bank pursuant to the Modifications described above.

On June 5, 2010, the Company entered into an unsecured $100,000 promissory note (“Promissory Note”) with a third party to finance the purchase of vehicles for lease, which accrued interest at the rate of 15% per annum, payable monthly, was secured by the personal guaranty of Jerry Parish, was due on December 5, 2010, and was repaid during the year ended December 31, 2010.

On March 1,2011, the Company entered into a Promissory Note with a third party in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due on March 1, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. This note was paid off on March 26, 2011, with the proceeds of a new Promissory Note as described below.

On March 26, 2011, the Company Paid off the $100,000 Promissory Note and entered into a new Promissory Note with the same third party in the amount of $142,000, with a maturity date of March 26, 2012.  The Promissory Note accrues interest at the rate of 12% per annum payable monthly. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2011 was $142,000.

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments as of March 31, 2011 and December 31, 2010 are set forth below:

		March 31, 2011
		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	$424,356	$424,356
Investment in sales-type leases – net	(b)	29,868,919	29,868,919

Financial liabilities:
Credit facilities	(c)	24,963,453	24,963,453
Notes payable to shareholders	(d)	863,800	863,800

		December 31, 2010
		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	$253,748	$253,748
Investment in sales-type leases – net	(b)	30,626,592	30,626,592

Financial liabilities:
Credit facilities	(c)	$25,394,897	$25,394,897
Notes payable to shareholders	(d)	913,800	913,800

(a)	The carrying value of cash and cash equivalents is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.

(b)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

(c)	Credit facilities have variable rates of interest and maturities of one year or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.

(d)	The fair value of Shareholder notes payable are estimated based on rates currently available for debt with similar terms and remaining maturities.

NOTE 6 -RELATED PARTY TRANSACTIONS

Under an informal arrangement, consulting fees totaling $-0- and $52,500 were paid to a shareholder for services rendered during the three months ended March 31, 2011 and 2010, respectively. The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011, which included an adjacent property at the rate of $20,000 per month. In conjunction with the Company's cost reduction efforts the monthly rental payment was reduced to $15,000 per month during 2010 and continuing for the term of the lease. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market.  Rent expense under the lease amounted to $45,000 and $60,000 for the three months ended March 31, 2011 and 2010, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of March 31, 2011 and March 31, 2010 were $863,800 and $913,800, respectively.  These notes payable are non-interest bearing and due upon demand.  The Company imputed interest on these notes payable at a rate of 8.75% per year.  Interest expense of $9,343, and $9,456 was recorded as contributed capital for the three months ended March 31, 2011 and 2010, respectively.

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

NOTE 8 - ONGOING RELATIONSHIPS WITH FINANCIAL INSTITUTIONS

Management has had a long relationship with the financial institutions that are currently providing its credit facilities.  The Company has a history of successfully working with its lenders in negotiating previous modifications and extensions, and believes that it will continue to be able to do so in the future. Such extensions or modifications are critical to the Company’s ability to meet its financial obligations and execute its business plan.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities should the Company not be able to continue to modify or extend its credit facilities.  See Note 4 for further details.

NOTE 9 – SUBSEQUENT EVENTS

No subsequent event occurred after the date of these financial statements and prior to their issuance, which would require its disclosure in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management’s Discussion and Analysis contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may”, “believe”, “expect”, “intend”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors with respect to any such forward-looking statements include, but are not limited to, the risk factors described in the Company’s Annual Report on Form 10-K and in this report.  The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

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

At March 31, 2011, the outstanding balance on the Note Payable was $22,630,085. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2011.

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

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one annually, which the Company was not in compliance with at December 31, 2010. Subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity. Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remains at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provides for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012. At March 31, 2011, the outstanding balance on the Revolver was $2,191,368.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the remainder of fiscal 2011, we plan to continue investigating opportunities to support our long-term growth initiatives. We are exploring opportunities to increase the Company’s capital base through the issuance by the Company of additional common or preferred stock and/or the issuance of convertible debt, which may not be available on favorable terms, if at all  Without access to additional capital in the form of debt or equity the Company’s ability to add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio.  While the cash flow from its current lease portfolio is sufficient to service the Company’s debts and expenses (assuming the continued renewal/extension of its outstanding credit facilities), it may not generate sufficient excess cash to allow the Company to enter into enough new leases to generate a profit.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

For the three months ended March 31, 2011, total revenues were $2,813,291, compared to $2,227,297 for the three months ended March 31, 2010, an increase in total revenues of $585,994 or approximately 26% from the prior period.  Revenues from sales-type leases, net increased $990,453 or 81% to $2,219,172 for the three months ended March 31, 2011, from $1,228,719 for the three months ended March 31, 2010.  Revenues from amortization of unearned income related to sales-type leases decreased $404,459 or 41% to $594,119 for the three months ended March 31, 2011, from $998,578 for the three months ended March 31, 2010.

The increase in revenues from sales-type leases, net was principally due to an increased availability of internally-generated funds, which enabled the Company to purchase vehicles and issue new leases during the three months ended March 31, 2011 compared to the prior period. The  availability of funds to enter into new sales-type lease is primarily the result of less restrictive terms under the Company’s credit facilities with the Company senior lenders during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.  The decrease in revenues from amortization of unearned income related to sales-type leases was principally due to lower balances in the net investment in sales-type leases. The decrease in the balance in the net investment in sales-type leases is the result of the Company collecting lease payments on existing leases and expiration or early termination of leases which more than offset the amount of new leases added to the books.

Cost of revenues increased $34,002 or 2% to $2,296,376 for the three months ended March 31, 2011, as compared to $2,262,374 for the three months ended March 31, 2010.  Cost of revenues increased as a result of the higher level of new lease revenue for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

Gross profit increased $551,992 to a positive $516,915 for the three months ended March 31, 2011 compared to a loss of $35,077 for the three months ended March 31, 2010.  Gross profit increased largely due to the 26% increase in total revenues, which was partially offset by the 2% increase in total cost of revenues.

General and administrative expenses were $415,584 and $664,913, for the three months ended March 31, 2011 and March 31, 2010, respectively, constituting a decrease of $249,329 or 37% from the prior period.  The decrease in general and administrative expenses was mainly associated with a reduction in employees and other expenses as a result of cost controls and improved efficiency at the Company.

Interest expense was $398,071 and $470,666 for the three months ended March 31, 2011 and March 31, 2010, respectively. The $72,595 or 15% decrease in interest expense for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, was due to a decrease in the outstanding balances on our credit facilities for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.  The lower debt balances during the first quarter of 2011 versus the first quarter of 2010 were the result of principal payments made under the terms of the renewals of our debt facilities.

The Company had a benefit from income taxes of $103,860 for the three months ended March 31, 2011, compared to a benefit from income taxes of $411,239 for the three months ended March 31, 2010. The $307,379 decrease in the benefit from income taxes is entirely due to the $873,916 decrease in the loss before taxes in the first quarter of 2011 versus the first quarter of 2010.

The Company had a net loss for the three months ended March 31, 2011 of $192,880 compared to a net loss of $759,417 for the three months ended March 31, 2010.  This improvement of $566,573 or 75% was the result of the increase in revenues generated by new leases and improved expense control. This was partially offset by the impact of bad debt expenses of $110,198 taken in the quarter to build up the allowance for potential future defaults on lease payments.

Earnings before interest, taxes, depreciation and amortization (EBITDA) improved dramatically over the same quarter last year.  EBITDA for the three months ended March 31, 2011 was a positive $113,803 compared to a negative $657,519 for the three months ended march 31, 2010.  The improvement of $771,322 was due to the improvement in income from operations discussed above. EBITDA is not a measure derived in accordance with GAAP and is provided for informational purposes only.  We provide EBITDA to help readers evaluate our operating results, compare our operating performance with that of similar companies that have different capital structures and to help evaluate our ability to meet future debt service, capital expenditure and working capital requirements. Our EBITDA should not be considered in isolation or as a substitute for comparable measures presented in accordance with GAAP.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $32,636,305 as of March 31, 2011, which included cash and cash equivalents of $424,356, investment in sales-type leases, net of $29,868,919, vehicle inventory of $274,425, deferred income taxes asset of $2,016,969, and net property and equipment of $51,636.

We had total liabilities as of March 31, 2011 of $26,770,006, which included $942,753 of accounts payable and accrued liabilities, $24,963,453 of amounts due under our credit facilities with senior lenders (described in greater detail below), and $863,800 of notes payable to related parties.

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

At March 31, 2011, the outstanding balance on the Note Payable was $22,630,085. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2011.

Our credit facility with Sterling Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.  At March 31,2011 and December 31, 2010, the Company was not in compliance with all debt covenants under the credit facility with Sterling Bank; however such failure to remain in compliance was waived by Sterling Bank pursuant to the March 2011 Modification, described above.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one annually, which the Company was not in compliance with at December 31, 2010.  Subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity. Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remains at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provides for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012. At March 31, 2011, the outstanding balance on the Revolver was $2,191,368.

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

On June 5, 2010, the Company entered into an unsecured $100,000 promissory note (“Promissory Note”) with a third party to finance the purchase of vehicles for lease, which accrued interest at the rate of 15% per annum, payable monthly, was secured by the personal guaranty of Jerry Parish, was due on December 5, 2010, and was repaid during the year ended December 31, 2010.

On March 1,2011, the Company entered into a Promissory Note with a third party in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due on March 1, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. This note was paid off on March 26, 2011, with the proceeds of a new Promissory Note as described below.

On March 26, 2011, the Company Paid off the $100,000 Promissory Note and entered into a new Promissory Note with the same third party in the amount of $142,000, with a maturity date of March 26, 2012.  The Promissory Note accrues interest at the rate of 12% per annum payable monthly. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2011 was $142,000.

The Company has notes and advances payable to Jerry Parish, Victor Garcia and an entity owned by those two individuals of $863,800 and $630,300 as of March 31, 2011 and December 31, 2010, respectively.  These notes and advances payable are non-interest bearing, payable on demand and subordinated to the credit facilities with the banks.  Accordingly, they have been classified as long term. The Company imputed interest on these note payables at a rate of 8.75% per year.  Interest expense of $9,343 and $9,456 was recorded as contributed capital for the three months ended March 31, 2011 and 2010.

We generated $652,052 in cash from operating activities for the three months ended March 31, 2011, which was mainly due from collections and reductions of net investment in sales-type leases of $647,475, bad debt expense of $110,198 and a decrease in inventory of $191,925. Non-cash charges for the period included depreciation, and imputed interest that were $10,461, and $9,343, respectively, which also contributed positively to the cash provided by operating activities. Those items negatively impacting the cash provided by operations for the three months ended March 31, 2011, were the net loss of $192,880, the deferred tax benefit of $103,860, and a decrease in accounts payable and accrued liabilities of $20,610.

Our cash balance was not affected by investing activities for the three months ended March 31, 2011.

We had $481,444 of net cash used in financing activities for the three months ended March 31, 2011, which was due to $473,444 of payments on credit facilities and $50,000 in payments to related parties, offset by $42,000 of net proceeds from borrowings from credit facilities.

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

The outstanding amount of the Renewal at the time of the parties' entry into the March 2011 Modification was $22,648,222, and the March 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $160,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning April 10, 2011 and continuing until August 10, 2011, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on September 10, 2011.  Additionally, each month, we are required to pay Sterling Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all of the proceeds from the sales of our vehicles which have not already been paid to Sterling Bank as a result of the monthly payment.

The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At March 31, 2011, the outstanding balance on the Note Payable was $22,630,085. The Company has been and will continue to be unable to borrow any new funds under the credit facilities with Sterling Bank moving forward.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009, which the Company was not in compliance with. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity. Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remains at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provides for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012. At March 31, 2011, the outstanding balance on the Revolver was $2,191,368.

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

A substantial part of the Company’s Target Consumer Base Includes Customers Which Are Inherently at High Risk for Defaults and Delinquencies.

A substantial number of our leases involve at-risk customers, which do not meet traditional dealerships’ qualifications for leases.  While we take steps to reduce the risks associated with such customers, including post-verification of the information in their lease applications and requiring down-payments ranging up to thirty percent of the manufacturer’s suggested retail price (MSRP) of the vehicles we lease, no assurance can be given that our methods for reducing risk will be effective in the future. In the event that we underestimate the default risk or under-price or under-secure leases we provide, our financial position, liquidity, and results of operations would be adversely affected, possibly to a material degree.  The Company believes that the expansion into the fleet leasing segment discussed above will help to reduce this risk over time.

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

We anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing has revealed deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if as a result of the identification of deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

There Is Currently Only A Limited Market For Our Common Stock, And The Market For Our Common Stock May Continue To Be Illiquid, Sporadic And Volatile.

There is currently only a limited market for our common stock, and as such, we anticipate that such market will be illiquid, sporadic and subject to wide fluctuations in response to several factors moving forward, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues;

(3)	the number of shares in our public float;

(4)	increased competition; and

(5)	conditions and trends in the market for automobiles and vehicle leasing.

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

None.

ITEM 4 - (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

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

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)

10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Voting Trust Agreement between Jerry Parish and Victor Garcia
10.6(5)	Modification, Renewal and Extension Agreement with Sterling Bank
10.7(6)	Modification Agreement with Sterling Bank
10.8(6)	Third Renewal, Extension and Modification Agreement with Moody Bank
14.1(1)	Code of Ethics dated July 18, 2008
21.1(5)	Subsidiaries
31.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6) Filed as an exhibit to the Company’s Form 10-K, filed with the Commission on April 15, 2011, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MINT LEASING, INC.

DATED: May 20, 2011
By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer and Chief Financial Officer,
Secretary and President
(Principal Executive Officer and Principal Accounting Officer)