Form 10-Q
period 2011-06-30
MINT LEASING INC
filed 2011-08-22
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

     As of August 15, 2011, there were 82,224,504 shares of the registrant’s common stock, $0.001 par value per share outstanding.

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

PART I
FINANCIAL INFORMATION

Item1.  Financial Statements.

THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Cash and cash equivalents	$89,904	$253,748
Investment in sales-type leases, net of allowance of $293,527 and $905,895, respectively	28,408,902	30,626,592
Vehicle inventory	327,075	466,350
Property and equipment, net	41,175	62,096
Deferred income tax asset	2,248,882	1,913,110
TOTAL ASSETS	$31,115,938	$33,321,896

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$443,358	$963,363
Credit facilities	24,380,883	25,394,897
Notes payable to shareholders	873,800	913,800
TOTAL LIABILITIES	25,698,041	27,272,060

STOCKHOLDERS' EQUITY
Preferred stock; Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 shares outstanding at June 30, 2011 and December 31, 2010	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 82,224,504 shares issued and outstanding at June 30, 2011 and December 31, 2010	82,225	82,225
Additional paid in capital	9,375,817	9,357,016
Retained deficit	(4,042,145)	(3,391,405)
Total Stockholders' Equity	5,417,897	6,049,836

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,115,938	$33,321,896

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ending	Three Months Ending	Six Months Ending	Six Months Ending
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES
Sales-type leases, net	$1,959,595	$686,675	$4,178,767	$1,915,395
Amortization of unearned income related to sales-type leases	971,315	1,070,877	1,565,434	2,069,454
TOTAL REVENUES	2,930,910	1,757,552	5,744,201	3,984,849

COST OF REVENUES	2,726,500	1,957,694	5,022,876	4,208,269

GROSS PROFIT (LOSS)	204,410	(200,142)	721,325	(223,420)

GENERAL AND ADMINISTRATIVE EXPENSE	486,400	589,510	901,984	1,266,223

INCOME BEFORE OTHER INCOME (EXPENSE) FROM OPERATIONS	(281,990)	(789,652)	(180,659)	(1,489,643)

OTHER INCOME (EXPENSE)
Interest expense	(407,783)	(468,333)	(805,854)	(938,998)
LOSS BEFORE INCOME TAXES	(689,773)	(1,257,985)	(986,513)	(2,428,641)

PROVISION (BENEFIT) FOR INCOME TAXES	(231,913)	(428,441)	(335,773)	(839,680)

NET LOSS	$(457,860)	$(829,544)	$(650,740)	$(1,588,961)

Basic average shares outstanding	82,224,504	82,224,504	82,224,504	82,224,504

Basic earnings per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(650,740)	$(1,588,961)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	20,922	20,922
Bad debt expense	253,725	226,213
Imputed interest on related party notes	18,801	18,914

Change in operating assets and liabilities:
Net investment in sales-type leases	1,963,964	5,238,162
Inventory	139,275	21,709
Other assets	-	65,400
Accounts payable and accrued expenses	(520,004)	(909,360)
Deferred income taxes	(335,773)	(839,680)
Net Cash provided by operating activities	890,170	2,253,319

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Notes Payable	42,000	920,681
Payments on Notes Payable	(1,056,014)	(4,163,078)
Borrowings on loans from related parties	10,000	283,500
Payment on loans from related parties	(50,000)	-
Net Cash (used) by financing activities	(1,054,014)	(2,958,897)
I INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	(163,844)	(705,578)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	253,748	1,231,594
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$89,904	$526,016

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
	2011	2010
CASH PAID FOR:

Interest	$805,853	$765,750
Income taxes	$-	$-

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
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

For the six months ended June 30, 2011 and 2010, amortization of unearned income totaled $1,565,434 and $2,069,454, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D.  Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of  the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s).  Cars that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue.  Total cost of sales was $5,022,876 and $4,208,269 for the six months ending June 30, 2011 and 2010, respectively.

E.  Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

At June 30, 2011and December 31, 2010, all of the Company’s deposits with financial institutions were within FDIC insurance coverage limits.

F.  Allowance for Loan Losses

Provisions for losses on investments in sales-type leases are charged to operations in amounts sufficient to maintain the allowance for losses at a level considered adequate to cover probable credit losses inherent in our receivables related to sales-type leases.  The Company establishes the allowance for losses based on the determination of the amount of probable credit losses inherent in the financed receivables as of the reporting date.  The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, and other information in order to make the necessary judgments as to probable credit losses.  Assumptions regarding probable credit losses are reviewed periodically and may be impacted by actual performance of financed receivables and changes in any of the factors discussed above.  The allowance for loan losses was $293,527 at June 30, 2011 and $905,895 at December 31, 2010.

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

Cost and accumulated depreciation of assets as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	179,572	179,572
Total	283,533	283,533
Less: Accumulated Depreciation	(242,358)	(221,437)
Net Property and Equipment	$41,175	$62,096

Expenditures for additions, major renewal and betterments are capitalized, and expenditures for maintenance and repairs are charged against income as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

Depreciation expense charged to operations was $20,922 and $20,922 for the six months ended June 30, 2011 and 2010, respectively.

J. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the six months ended June 30, 2011 and 2010 totaled $1,187 and $9,914, respectively.

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

For interim financial reporting, the Company records the tax provision (benefit) based on its estimate of the effective tax rate for the year.  The Company has projected its annual estimated effective income tax rate to be 34% for 2011.  Accordingly, the Company has recorded a deferred tax benefit of $335,773 for the six month period ended June 30, 2011, on loss before taxes of $986,513.  At June 30, 2011, the Company had a deferred tax asset of $2,248,882 primarily related to the tax effect of net operating loss carry forwards to be used in the future.

We adopted the FASB’s provisions regarding the treatment of income taxes on January 1, 2008. As of June 30, 2011, we had no liabilities included on the consolidated balance sheets associated with uncertain tax position. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

L. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  At June 30, 2011 and 2010, there was no difference between basic and diluted loss per share as the effect of these potential common shares were anti-dilutive due to the net loss during the six month periods ended June 30, 2011 and 2010.

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

We adopted the provisions issued by the FASB on January 1, 2008 related to fair value measurements. This provision defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurement.  This guidance applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the provisions established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a non-recurring basis at June 30, 2011:

					Total
					Gains
Description	Level 1		Level 2	Level 3	(Losses)
Cash and cash equivalents	$		$89,904	$-	$-
Investment in sales-type leases – net		-	-	28,408,902	-
Credit facilities		-	24,380,883	-	-
Notes payable to shareholders		-	873,800	-	-
Total		-	25,344,587	28,408,902	-

The following table presents assets that are measured and recognized at fair value on a non-recurring basis at December 31, 2010:

					Total
					Gains
Description	Level 1		Level 2	Level 3	(Losses)
Cash and cash equivalents	$		$253,748	$-	$-
Investment in sales-type leases – net		-	-	30,626,592	-
Credit facilities		-	25,394,897	-	-
Notes payable to shareholders		-	913,800	-	-
Total		-	26,562,445	30,626,592	-

The FASB’s guidance became effective for us on January 1, 2008 and establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the quarter ended June 30, 2011, there were no applicable items on which the fair value option was elected. This FASB provision may impact our consolidated financial statements in the future.

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

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. It is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. On December 31, 2010, the Company adopted the disclosure requirements in ASU 2010-20 and has expanded disclosures as presented in note 9.

NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2014. Following is a summary of the components of the Company’s net investment in sales-type leases at June 30, 2011 and December 31, 2010:

	As of June 30, 2011	As of December 31, 2010

Total Minimum Lease Payments to be Received	$23,154,375	$27,091,548
Residual Values	12,384,301	12,142,447
Lease Carrying Value	35,538,676	39,233,995
Less: Allowance for Uncollectible Amounts	(293,527)	(905,895)
Less: Unearned Income	(6,836,247)	(7,701,508)
Net Investment in Sales-Type Leases	$28,408,902	$30,626,592

NOTE 4 –CREDIT FACILITIES

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one annually; which the Company did not meet at December 31, 2010. At December 31, 2009, the availability under the $10,000,000 Revolver was limited to $2,500,000. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days at which time an additional $820,681 was advanced to the Company. On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principal and interest of $37,817, with the remaining balance due at maturity. Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remains at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provides for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012. At June 30, 2011, the outstanding balance on the Revolver was $2,088,798.

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

At June 30, 2011, the outstanding balance on the Note Payable was $22,150,085. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2011.

Our credit facility with Sterling Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.  At June 30, 2011 and December 31, 2010, the Company was not in compliance with all debt covenants under the credit facility with Sterling Bank.

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

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with the same third party in the amount of $142,000, with a maturity date of March 26, 2012.  The Promissory Note accrues interest at the rate of 12% per annum payable monthly. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2011 was $142,000.

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments as of June 30, 2011 and December 31, 2010 are set forth below:

		June 30, 2011
		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	$89,904	$89,904
Investment in sales-type leases – net	(b)	28,408,902	28,408,902

Financial liabilities:
Credit facilities	(c)	24,380,833	24,380,833
Notes payable to shareholders	(d)	873,800	873,800

		December 31, 2010
		Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	(a)	$253,748	$253,748
Investment in sales-type leases – net	(b)	30,626,592	30,626,592

Financial liabilities:
Credit facilities	(c)	$25,394,897	$25,394,897
Notes payable to shareholders	(d)	913,800	913,800

(a)	The carrying value of cash and cash equivalents is considered to be a reasonable estimate of fair value since these investments bear interest at market rates and have maturities of less than 90 days.

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

NOTE 6 -RELATED PARTY TRANSACTIONS

Under an informal arrangement, consulting fees totaling $-0- and $52,500 were paid to a shareholder for services rendered during the six months ended June 30, 2011 and 2010, respectively. The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011, which included an adjacent property at the rate of $20,000 per month, which lease is planned to be renewed for an additional three years subsequent to the filing of this report. In conjunction with the Company's cost reduction efforts the monthly rental payment was reduced to $15,000 per month during 2010 and continuing for the term of the lease. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market.  Rent expense under the lease amounted to $90,000 and $120,000 for the six months ended June 30, 2011 and 2010, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of June 30, 2011 and June 30, 2010 were $873,800 and $913,800, respectively.  These notes payable are non-interest bearing and due upon demand.  The Company imputed interest on these notes payable at a rate of 8.75% per year.  Interest expense of $18,801, and $18,914 was recorded as contributed capital for the six months ended June 30, 2011 and 2010, respectively.

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

NOTE 9 –  FINANCING RECEIVABLES

The Company’s net investment in sales-type leases are subject to the disclosure requirements of ASC 310 “Receivables”. Due to similar risk characteristics of its individual sales-type leases, the Company views its net investment in leases as its one class of financing receivable.

The Company monitors the credit quality of each customer on a frequent basis through collections and aging analyses. The Company also holds meetings monthly in order to identify credit concerns and determine whether a change in credit quality classification is required for the customer. A customer may improve in their credit quality classification once a substantial payment is made on overdue balances or the customer has agreed to a payment plan with the Company and payments have commenced in accordance with the payment plan. The change in credit quality indicator is dependent upon management approval.

The Company classifies its customers into three categories to indicate their credit quality internally:

Current — Lessee continues to be in good standing with the Company as the client’s payments and reporting are up-to-date. Typically payments are outstanding between 0-30 days.

Performing — Lessee has begun to demonstrate a delay in payments with little or no communication with the Company. All future activity with this customer must be reviewed and approved by management. These leases are considered to be in better condition than those leases in the “Poor” category, but not in as good of condition as those leases in the “Current” category. Typically payments are outstanding between 31-60 days.

Poor — Lessee is delinquent, non-responsive or not negotiating in good faith with the Company. Once a Lessee is classified as “Poor”, the lease is evaluated for collectability and is potentially impaired. Typically payments are outstanding 61 days or more.

The following table discloses the recorded investment in financing receivables by credit quality indicator as at June 30, 2011 (in thousands):

Net
Investment
in Leases
Current	$26,180
Performing	936
Poor	1,293

Total	$28,409

While recognition of penalties and interest income is suspended, payments received by a customer are applied against the outstanding balance owed. If payments are sufficient to cover any unreserved receivables, a recovery of provision taken on the billed amount, if applicable, is recorded to the extent of the residual cash received. Once the collectability issues are resolved and the customer has returned to being in current standing, the Company will resume recognition of penalty and interest income.

The Company’s net investment leases on nonaccrual status as of June 30, 2011 are as follows (in thousands):

	Recorded	Related
	Investment	Allowance
Net investment in leases	$278	$ (278)

The Company considers financing receivables with aging between 60-89 days as indications of lessees with potential collection concerns. The Company will begin to focus its review on these financing receivables and increase its discussions internally and with the lessee regarding payment status. Once a lessee’s aging exceeds 90 days, the Company’s policy is to review and assess collectability on lessee’s past due account. Over 90 days past due is used by the Company as an indicator of potential impairment as invoices up to 90 days outstanding could be considered reasonable due to the time required for dispute resolution or for the provision of further information or supporting documentation to the customer.

The Company’s aged financing receivables as of June 30, 2011 are as follows (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$26,180	$1,272	$1,250	$28,702	$-	$28,702	$(293)	$28,409

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of June 30, 2011 (in thousands):
					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$26,180	$1,272	$972	$28,424	$-	$28,424	$(15)	$28,409

Activity in our reserves for credit losses for the six months ended June 30, 2011 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2011	$906
Provision for bad debts	254
Recoveries	-
Write-offs and other	(867)
Balance June 30, 2011	$293

Our reserve for credit losses and minimum lease payments associated with our investment in direct financing and sales- type lease balances disaggregated on the basis of our impairment method were as follows as of June 30, 2011 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$936
Ending balance: individually evaluated for impairment	1,586
Ending balance	$2,522

The following table discloses the recorded investment in financing receivables by credit quality indicator as at December 31, 2010 (in thousands):

Net
Investment
in Leases
Current	$26,490
Performing	1,390
Poor	2,746

Total	$30,626

While recognition of penalties and interest income is suspended, payments received by a customer are applied against the outstanding balance owed. If payments are sufficient to cover any unreserved receivables, a recovery of provision taken on the billed amount, if applicable, is recorded to the extent of the residual cash received. Once the collectability issues are resolved and the customer has returned to being in current standing, the Company will resume recognition of penalty and interest income.

The Company’s net investment leases on nonaccrual status as of December 31, 2010 are as follows (in thousands):

	Recorded	Related
	Investment	Allowance
Net investment in leases	$523	$ (509)

The Company considers financing receivables with aging between 60-89 days as indications of lessees with potential collection concerns. The Company will begin to focus its review on these financing receivables and increase its discussions internally and with the lessee regarding payment status. Once a lessee’s aging exceeds 90 days, the Company’s policy is to review and assess collectability on lessee’s past due account. Over 90 days past due is used by the Company as an indicator of potential impairment as invoices up to 90 days outstanding could be considered reasonable due to the time required for dispute resolution or for the provision of further information or supporting documentation to the customer.

The Company’s aged financing receivables are as follows as of December 31, 2010 (in thousands):
					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$26,490	$1,390	$3,652	$31,532	$-	$31,532	$(906)	$30,626

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of December 31, 2010 (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$26,490	$1,390	$3,129	$31,009	$-	$31,009	$(397)	$30,612

Activity in our reserves for credit losses for the year ended December 31, 2010 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2010	$1,260
Provision for bad debts	126
Recoveries	-
Write-offs and other	(480)
Balance December 31, 2010	$906

Our reserve for credit losses and minimum lease payments associated with our investment in direct financing and sales- type lease balances disaggregated on the basis of our impairment method were as follows as of December 31, 2010 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$1,390
Ending balance: individually evaluated for impairment	3,652
Ending balance	$5,042

NOTE 10 – SUBSEQUENT EVENTS

In August 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which the Company sold Asher a convertible note in the amount of $68,000, bearing interest at the rate of 8% per annum (the “Convertible Note”) which amount is expected to be received by the Company after this report is filed. The Convertible Note provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date, at any time after the expiration of 180 days from the date such Convertible Note was issued.  The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on May 7, 2012.  In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full.  Asher is prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock, subject to 61 days prior written notice to the Company from Asher of Asher’s intention to waive or modify such provision.  The Company can repay the Convertible Note prior to maturity (or conversion), provided that it pays 120% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 60 days after the issuance date; 125% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 61 and 90 days after the issuance date; 135% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 140% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 150% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date.  After 180 days have elapsed from the issuance date the Company has no right to repay the Convertible Note.

On August 17, 2011, the Company and Jerry Parish, the Company’s President and Chief Executive Officer entered into a three-year extension of his employment agreement with the Company, which now expires on July 10, 2014.  None of the other terms or conditions of the employment agreement was modified by the extension.

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

At June 30, 2011, the outstanding balance on the Note Payable was $22,150,085. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2011.

Our credit facility with Sterling Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank.  At June 30, 2011, the Company was not in compliance with all debt covenants under the credit facility with Sterling Bank.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one annually, which the Company was not in compliance with at December 31, 2010. Subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity. Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remains at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provides for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012. At June 30, 2011, the outstanding balance on the Revolver was $2,088,798.

Recent Events:

In August 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which the Company sold Asher a convertible note in the amount of $68,000, bearing interest at the rate of 8% per annum (the “Convertible Note”) which amount is expected to be received by the Company after this report is filed. The Convertible Note provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date, at any time after the expiration of 180 days from the date such Convertible Note was issued.  The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on May 7, 2012.  In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full.  Asher is prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock, subject to 61 days prior written notice to the Company from Asher of Asher’s intention to waive or modify such provision.  The Company can repay the Convertible Note prior to maturity (or conversion), provided that it pays 120% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 60 days after the issuance date; 125% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 61 and 90 days after the issuance date; 135% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 140% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 150% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date.  After 180 days have elapsed from the issuance date the Company has no right to repay the Convertible Note.

On July 18, 2008, the Company assumed a three year employment agreement between The Mint Leasing, Inc., a Texas corporation, the Company’s wholly-owned subsidiary, and Jerry Parish, originally effective as of July 10, 2008 (the employment agreement is described in greater detail in the Company’s Form 10-K filing for the year ended December 31, 2010).  On August 17, 2011, the Company and Mr. Parish entered into a three-year extension of the employment agreement, which employment agreement now expires on July 10, 2014.  None of the other terms or conditions of the employment agreement were modified by the extension.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the remainder of the 2011fiscal year, we plan to continue investigating opportunities to support our long-term growth initiatives. We are exploring opportunities to increase the Company’s capital base through the issuance by the Company of additional common or preferred stock and/or the issuance of convertible debt, which may not be available on favorable terms, if at all. Without access to additional capital in the form of debt or equity the Company’s ability to add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio.  While the cash flow from its current lease portfolio is sufficient to service the Company’s debts and expenses (assuming the continued renewal/extension of its outstanding credit facilities), it may not generate sufficient excess cash to allow the Company to enter into enough new leases to generate a profit.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

For the three months ended June 30, 2011, total revenues were $2,930,910, compared to $1,757,552 for the three months ended June 30, 2010, an increase in total revenues of $1,173,358 or approximately 67% from the prior period.  Revenues from sales-type leases, net increased $1,272,920 or 185% to $1,959,595 for the three months ended June 30, 2011, from $686,675 for the three months ended June 30, 2010.  Revenues from amortization of unearned income related to sales-type leases decreased $99,562 or 9% to $971,315 for the three months ended June 30, 2011, from $1,070,877 for the three months ended June 30, 2010.

The increase in revenues from sales-type leases, net, was principally due to an increased availability of internally-generated funds, which enabled the Company to purchase vehicles and issue new leases during the three months ended June 30, 2011 compared to the prior period. The  availability of funds to enter into new sales-type leases is primarily the result of less restrictive terms under the Company’s credit facilities with the Company’s senior lenders during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.  The decrease in revenues from amortization of unearned income related to sales-type leases was principally due to lower balances in the Company’s net investment in sales-type leases. The decrease in the balance in the net investment in sales-type leases is the result of the Company collecting lease payments on existing leases and expiration or early termination of leases which more than offset the amount of new leases added to the books.

Cost of revenues increased $768,806 or 39% to $2,726,500 for the three months ended June 30, 2011, as compared to $1,957,694 for the three months ended June 30, 2010.  Cost of revenues increased as a result of the higher level of new lease revenue for the three months ended June 30, 2011, compared to the three months ended June 30, 2010.

Gross profit increased $404,552 to a positive $204,410 for the three months ended June 30, 2011 compared to a loss of $200,142 for the three months ended June 30, 2010.  Gross profit increased largely due to the 67% increase in total revenues, which was partially offset by the 39% increase in total cost of revenues.

General and administrative expenses were $486,400 and $589,510, for the three months ended June 30, 2011 and June 30, 2010, respectively, constituting a decrease of $103,110 or 17% from the prior period.  The decrease in general and administrative expenses was mainly associated with a reduction in employees and other expenses as a result of cost controls and improved efficiency at the Company.

Interest expense was $407,783 and $468,333 for the three months ended June 30, 2011 and June 30, 2010, respectively. The $60,550 or 13% decrease in interest expense for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, was due to a decrease in the outstanding balances on our credit facilities for the three months ended June 30, 2011, compared to the three months ended June 30, 2010.  The lower debt balances during the second quarter of 2011 (i.e., the three months ended June 30, 2011) versus the second quarter of 2010 were the result of principal payments made under the terms of the renewals of our debt facilities.

The Company had a benefit from income taxes of $231,913 for the three months ended June 30, 2011, compared to a benefit from income taxes of $428,441 for the three months ended June 30, 2010. The $196,528 decrease in the benefit from income taxes is entirely due to the $584,280 decrease in the loss before taxes in the second quarter of 2011 versus the second quarter of 2010.

The Company had a net loss for the three months ended June 30, 2011 of $457,860 compared to a net loss of $829,544 for the three months ended June 30, 2010.  This improvement of $371,684 or 45% was mainly the result of the increase in revenues generated by new leases and improved expense controls, which lowered total general and administrative expenses for the period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

For the six months ended June 30, 2011, total revenues were $5,744,201, compared to $3,984,849 for the six months ended June 30, 2010, an increase in total revenues of $1,759,352 or approximately 44% from the prior period.  Revenues from sales-type leases, net increased $2,263,372 or 118% to $4,178,767 for the six months ended June 30, 2011, from $1,915,395 for the six months ended June 30, 2010.  Revenues from amortization of unearned income related to sales-type leases decreased $504,020 or 24% to $1,565,434 for the six months ended June 30, 2011, from $2,069,454 for the six months ended June 30, 2010.

The increase in revenues from sales-type leases, net, was principally due to an increased availability of internally-generated funds, which enabled the Company to purchase vehicles and issue new leases during the six months ended June 30, 2011 compared to the prior period. The availability of funds to enter into new sales-type leases is primarily the result of less restrictive terms under the Company’s credit facilities with the Company’s senior lenders during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.  The decrease in revenues from amortization of unearned income related to sales-type leases was principally due to lower balances in the Company’s net investment in sales-type leases. The decrease in the balance in the net investment in sales-type leases is the result of the Company collecting lease payments on existing leases and expiration or early termination of leases which more than offset the amount of new leases added to the books.

Cost of revenues increased $814,607 or 19% to $5,022,876 for the six months ended June 30, 2011, as compared to $4,208,269 for the six months ended June 30, 2010.  Cost of revenues increased as a result of the higher level of new lease revenue for the six months ended June 30, 2011, compared to the six months ended June 30, 2010.

Gross profit increased $944,745 to a positive $721,325 for the six months ended June 30, 2011 compared to a loss of $223,420 for the six months ended June 30, 2010.  Gross profit increased largely due to the 44% increase in total revenues, which was partially offset by the 19% increase in total cost of revenues.

General and administrative expenses were $901,984 and $1,266,223, for the six months ended June 30, 2011 and June 30, 2010, respectively, constituting a decrease of $364,239 or 29% from the prior period.  The decrease in general and administrative expenses was mainly associated with a reduction in employees and other expenses as a result of cost controls and improved efficiency at the Company.

Interest expense was $805,854 and $938,998 for the six months ended June 30, 2011 and June 30, 2010, respectively. The $133,144 or 14% decrease in interest expense for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, was due to a decrease in the outstanding balances on our credit facilities for the six months ended June 30, 2011, compared to the six months ended June 30, 2010.  The lower debt balances during the six months ended June 30, 2011 versus the six months ended June 30, 2010, were the result of principal payments made under the terms of the renewals of our debt facilities.

The Company had a benefit from income taxes of $335,773 for the six months ended June 30, 2011, compared to a benefit from income taxes of $839,680 for the six months ended June 30, 2010. The $503,907 decrease in the benefit from income taxes is entirely due to the $1,442,128 decrease in the loss before taxes for the six months ended June 30, 2011, compared to the six months ended June 30, 2010.

The Company had a net loss for the six months ended June 30, 2011 of $650,740 compared to a net loss of $1,588,961 for the six months ended June 30, 2010.  This improvement of $938,221 or 59% was mainly result of the increase in revenues generated by new leases and improved expense controls, which lowered total general and administrative expenses for the period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $31,115,938 as of June 30, 2011, which included cash and cash equivalents of $89,904, investment in sales-type leases, net, of $28,408,902, vehicle inventory of $327,075, deferred income taxes asset of $2,248,882, and net property and equipment of $41,175.

We had total liabilities as of June 30, 2011 of $25,698,041 which included $443,358 of accounts payable and accrued liabilities, $24,380,883 of amounts due under our credit facilities with senior lenders (described in greater detail below), and $873,800 of notes payable to related parties.

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

At June 30, 2011, the outstanding balance on the Note Payable was $22,150,085. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2011.

Our credit facility with Sterling Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank. At June 30, 2011 and December 31, 2010, the Company was not in compliance with all debt covenants under the credit facility with Sterling Bank.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one annually, which the Company was not in compliance with at December 31, 2010.  Subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity. Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remains at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provides for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012. At June 30, 2011, the outstanding balance on the Revolver was $2,088,798.

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

On March 26, 2011, the Company Paid off the $100,000 Promissory Note and entered into a new Promissory Note with the same third party in the amount of $142,000, with a maturity date of March 26, 2012.  The Promissory Note accrues interest at the rate of 12% per annum payable monthly. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2011 was $142,000.

In August 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which the Company sold Asher a convertible note in the amount of $68,000, bearing interest at the rate of 8% per annum (the “Convertible Note”) which amount is expected to be received by the Company after this report is filed . The Convertible Note provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date, at any time after the expiration of 180 days from the date such Convertible Note was issued.  The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on May 7, 2012.  In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full.  Asher is prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock, subject to 61 days prior written notice to the Company from Asher of Asher’s intention to waive or modify such provision.  The Company can repay the Convertible Note prior to maturity (or conversion), provided that it pays 120% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 60 days after the issuance date; 125% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 61 and 90 days after the issuance date; 135% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 140% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 150% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date.  After 180 days have elapsed from the issuance date the Company has no right to repay the Convertible Note.

The Company has notes and advances payable to Jerry Parish, Victor Garcia and an entity owned by those two individuals of $873,800 and $630,300 as of June 30, 2011 and December 31, 2010, respectively.  These notes and advances payable are non-interest bearing, payable on demand and subordinated to the credit facilities with the banks.  Accordingly, they have been classified as long term. The Company imputed interest on these note payables at a rate of 8.75% per year.   Interest expense of $18,801, and $18,914 was recorded as contributed capital for the six months ended June 30, 2011 and 2010, respectively.

We generated $890,170 in cash from operating activities for the six months ended June 30, 2011, which was mainly due from collections and reductions of net investment in sales-type leases of $1,963,964 and a decrease in inventory of $139,275. Non-cash charges for the period included depreciation of $20,922, bad debt expense of $253,725, and imputed interest of $18,801, which also contributed positively to the cash provided by operating activities. Those items negatively impacting the cash provided by operations for the six months ended June 30, 2011, were the net loss of $650,740, the deferred tax benefit of $335,773, and a decrease in accounts payable and accrued liabilities of $520,004.

Our cash balance was not affected by investing activities for the six months ended June 30, 2011.

We had $1,054,014 of net cash used in financing activities for the six months ended June 30, 2011, which was due to $1,056,014 of payments on credit facilities and $50,000 in payments to related parties, offset by $42,000 of net proceeds from borrowings from credit facilities and $10,000 from borrowings from related parties.

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

These control deficiencies were not resolved by June 30, 2011. The Company continues to work with an experienced third party accounting firm in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

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

The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At June 30, 2011, the outstanding balance on the Note Payable was $22,150,085. The Company has been and will continue to be unable to borrow any new funds under the credit facilities with Sterling Bank moving forward.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009, which the Company was not in compliance with. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity. Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remains at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provides for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012. At June 30, 2011, the outstanding balance on the Revolver was $2,088,798.

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

We face continued competition for our employees, and may face competition for the services of Mr. Parish in the future. We currently have $1,000,000 of key man insurance on Mr. Parish.  We also have a three-year employment agreement with Mr. Parish which was recently extended and expires on July 10, 2014.  Mr. Parish is our driving force and is responsible for maintaining our relationships and operations. We cannot be certain that we will be able to retain Mr. Parish and/or attract and retain qualified employees in the future. The loss of Mr. Parish, and/or our inability to attract and retain qualified employees on an as-needed basis could have a material adverse effect on our business and operations.

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

The Convertible Note is convertible into shares of our common stock at a discount to market.

The conversion price of the $68,000 outstanding Convertible Note is equal to 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date.  As a result, any conversion of the Convertible Note and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

The issuance and sale of common stock upon conversion of the Convertible Note may depress the market price of our common stock.

As sequential conversions of the Convertible Note and sales of such converted shares take place, the price of our common stock may decline, and as a result, the holder of the Convertible Note will be entitled to receive an increasing number of shares in connection with its conversions, which shares could then be sold in the market, triggering further price declines and conversions for even larger numbers of shares, to the detriment of our investors. The shares of common stock which the Convertible Note are convertible into may be sold without restriction pursuant to Rule 144. As a result, the sale of these shares may adversely affect the market price of our common stock.

In addition, the common stock issuable upon conversion of the Convertible Note may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The Convertible Note will be convertible into shares of our common stock at 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date, and such discount to market provides the holder with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, the note holder will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock (which to date has been very limited) cannot absorb the discounted shares, then the value of our common stock will likely decrease.

The issuance of common stock upon conversion of the Convertible Note will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the Convertible Note will result in immediate and substantial dilution to the interests of other stockholders since the holder of the Convertible Note may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Convertible Note. Although the Convertible Note may not be converted if such conversion would cause the holder thereof to own more than 4.99% of our outstanding common stock (subject to 61 days written notice of such holder’s intent to waive such restriction), this restriction does not prevent the holder of the Convertible Note from converting some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99% limit. In this way, the holder of the Convertible Note could sell more than this limit while never actually holding more shares than this limit allows. If the holder of the Convertible Note chooses to do this, it will cause substantial dilution to the then holders of our common stock.

The continuously adjustable conversion price feature of our Convertible Note could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Our existing stockholders will experience substantial dilution of their investment upon conversion of the Convertible Note. The Convertible Note is convertible into shares of common stock at a conversion price equal to 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline, and if so, the holder of the Convertible Note would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The continuously adjustable conversion price feature of our Convertible Note may encourage the holder of the Convertible Note to sell short our common stock, which could have a depressive effect on the price of our common stock.

The Convertible Note is convertible into shares of our common stock at a conversion price equal to 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date. The significant downward pressure on the price of our common stock as the holder of the Convertible Note converts and sells material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock. In addition, not only the sale of shares issued upon conversion of the Convertible Note, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Our Board of Directors may attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or convertible securities, convertible into shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2011, the Company granted warrants to purchase up to 300,000 shares of its common stock to a third party in consideration for consulting services rendered.  The warrants have a term of three years, expiring on February 2, 2014, and an exercise price of $0.10 per share.

In August 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which the Company sold Asher a convertible note in the amount of $68,000, bearing interest at the rate of 8% per annum (the “Convertible Note”) which amount is expected to be received by the Company after this report is filed. The Convertible Note provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date, at any time after the expiration of 180 days from the date such Convertible Note was issued.  The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on May 7, 2012.  In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full.  Asher is prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock, subject to 61 days prior written notice to the Company from Asher of Asher’s intention to waive or modify such provision.  The Company can repay the Convertible Note prior to maturity (or conversion), provided that it pays 120% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 60 days after the issuance date; 125% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 61 and 90 days after the issuance date; 135% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 140% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 150% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date.  After 180 days have elapsed from the issuance date the Company has no right to repay the Convertible Note.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuance and grant did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were either (a) “accredited investors” and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Act. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions.

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

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)

10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Voting Trust Agreement between Jerry Parish and Victor Garcia
10.6(5)	Modification, Renewal and Extension Agreement with Sterling Bank
10.7(6)	Modification Agreement with Sterling Bank
10.8(6)	Third Renewal, Extension and Modification Agreement with Moody Bank
10.9*	Securities Purchase Agreement
10.10*	Convertible Promissory Note
10.11*	First Amendment to Employment Agreement with Jerry Parish
14.1(1)	Code of Ethics dated July 18, 2008
21.1(5)	Subsidiaries
31.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herein.

**  XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

DATED: August 22, 2011
By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer and Chief Financial Officer,
Secretary and President
(Principal Executive Officer and Principal Accounting Officer)