Form 10-Q
period 2011-09-30
MINT LEASING INC
filed 2011-11-14
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

     As of November 14, 2011, there were 82,224,504 shares of the registrant’s common stock, $0.001 par value per share outstanding.

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-Q, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include among others;

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

PART I
FINANCIAL INFORMATION

Item1.  Financial Statements.

THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS

Cash and cash equivalents	$487,267	$253,748
Investment in sales-type leases, net of allowance of $293,527 and $905,895, respectively	27,821,622	30,626,592
Vehicle inventory	478,075	466,350
Property and equipment, net	30,714	62,096
Deferred income tax asset	2,276,360	1,913,110
TOTAL ASSETS	$31,094,038	$33,321,896

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$940,473	$963,363
Note payable	23,801,219	25,394,897
Convertible note, net of discount	33,595	-
Notes payable to shareholders	928,000	913,800
TOTAL LIABILITIES	25,703,287	27,272,060

STOCKHOLDERS' EQUITY
Preferred stock; Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 shares outstanding at September 30, 2011 and December 31, 2010	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 82,224,504 shares issued and outstanding at September 30, 2011 and December 31, 2010	82,225	82,225
Additional paid in capital	9,428,649	9,357,016
Retained deficit	(4,122,123)	(3,391,405)
Total Stockholders' Equity	5,390,751	6,049,836

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,094,038	$33,321,896

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ending	Three Months Ending	Nine Months Ending	Nine Months Ending
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUES
Sales-type leases, net	$1,948,739	$2,285,653	$6,127,506	$4,201,047
Amortization of unearned income related to sales-type leases	1,068,088	1,092,229	2,633,522	3,161,682
TOTAL REVENUES	3,016,827	3,377,882	8,761,028	7,362,729

COST OF REVENUES	2,235,273	3,098,517	7,258,149	7,492,997

GROSS PROFIT (LOSS)	781,554	279,365	1,502,879	(130,268)

GENERAL AND ADMINISTRATIVE EXPENSE	491,604	420,063	1,393,588	1,500,073

INCOME BEFORE OTHER INCOME (EXPENSE) FROM OPERATIONS	289,950	(140,698)	109,291	(1,630,341)

OTHER INCOME (EXPENSE)
Interest expense	(397,406)	(451,335)	(1,203,260)	(1,390,333)
LOSS BEFORE INCOME TAXES	(107,456)	(592,033)	(1,093,969)	(3,020,674)

PROVISION (BENEFIT) FOR INCOME TAXES	(27,478)	(214,601)	(363,251)	(1,054,280)

NET LOSS	$(79,978)	$(377,432)	$(730,718)	$(1,966,394)

Basic average shares outstanding	82,224,504	82,224,504	82,224,504	82,224,504

Basic earnings per share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(730,718)	$(1,966,394)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	31,382	31,383
Bad debt expense	253,725	126,213
Imputed interest on related party notes	28,158	28,371
Amortization of debt discount	9,070	-
Change in operating assets and liabilities:
Net investment in sales-type leases	2,551,245	6,034,125
Inventory	(11,725)	198,313
Other assets	-	98,400
Accounts payable and accrued expenses	(22,890)	(314,530)
Deferred income taxes	(363,250)	(1,054,279)
Net cash provided by operating activities	1,744,997	3,181,602

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Notes Payable	110,000	920,681
Payments on Notes Payable	(1,635,678)	(4,585,005)
Borrowings on loans from related parties	70,000	283,500
Payment on loans from related parties	(55,800)	-
Net cash (used) by financing activities	(1,511,478)	(3,380,824)
INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	233,519	(199,222)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	253,748	1,231,594
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$487,267	$1,032,372

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
	2011	2010

Beneficial conversion feature	43,475	-

CASH PAID FOR:

Interest	$1,174,887	$1,390,333
Income taxes	$-	$-

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

Upon completion of the July 18, 2008 transaction with Mint Nevada, Mint Texas ceased to be treated as an "S" Corporation for Income Tax purposes.   In accordance with accounting guidance issued by the staff of the Securities and Exchange Commission (the “SEC”), the Company had included in its financial statements all of its undistributed earnings on that date as additional paid in capital. This is to assume constructive distribution to owners followed by a contribution to the capital of the Company.

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

For the nine months ended September 30, 2011 and 2010, amortization of unearned income totaled $2,633,522 and $3,161,682, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D.  Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of  the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s).  Cars that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue.  Total cost of sales was $7,258,149 and $7,492,997 for the nine months ending September 30, 2011 and 2010, respectively.

E.  Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents.

At September 30, 2011 and December 31, 2010, except for one bank account wherein the Company's deposits exceeded the insurance limit, all of the Company’s deposits with financial institutions were within FDIC insurance coverage limits.

F.  Allowance for Loan Losses

Provisions for losses on investments in sales-type leases are charged to operations in amounts sufficient to maintain the allowance for losses at a level considered adequate to cover probable credit losses inherent in our receivables related to sales-type leases.  The Company establishes the allowance for losses based on the determination of the amount of probable credit losses inherent in the financed receivables as of the reporting date.  The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, and other information in order to make the necessary judgments as to probable credit losses.  Assumptions regarding probable credit losses are reviewed periodically and may be impacted by actual performance of financed receivables and changes in any of the factors discussed above.  The allowance for loan losses was $293,527 at September 30, 2011 and $905,895 at December 31, 2010.

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

Cost and accumulated depreciation of assets as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	179,573	179,573
Total	283,534	283,534
Less: Accumulated Depreciation	(252,820)	(221,438)
Net Property and Equipment	$30,714	$62,096

Expenditures for additions, major renewal and betterments are capitalized, and expenditures for maintenance and repairs are charged against income as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income.

Depreciation expense charged to operations was $31,382 and $31,383 for the nine months ended September 30, 2011 and 2010, respectively.

J. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the nine months ended September 30, 2011 and 2010 totaled $1,787 and $9,914, respectively.

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

For interim financial reporting, the Company records the tax provision (benefit) based on its estimate of the effective tax rate for the year.  The Company has projected its annual estimated effective income tax rate to be 34% for 2011.  Accordingly, the Company has recorded a deferred tax benefit of $363,251 for the nine month period ended September 30, 2011, on loss before taxes of $1,336,452.  At September 30, 2011, the Company had a deferred tax asset of $2,276,360 primarily related to the tax effect of net operating loss carry forwards to be used in the future.

We adopted the FASB’s provisions regarding the treatment of income taxes on January 1, 2008. As of September 30, 2011, we had no liabilities included on the consolidated balance sheets associated with uncertain tax position. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

L. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  At September 30, 2011 and 2010, there was no difference between basic and diluted loss per share as the effect of these potential common shares were anti-dilutive due to the net loss during the nine month periods ended September 30, 2011 and 2010.

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

We adopted the provisions issued by the FASB on January 1, 2008 related to fair value measurements. This provision defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurement.  This guidance applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the provisions established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets that are measured and recognized at fair value on a non-recurring basis at September 30, 2011:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment in sales-type leases – net	$-	$-	$27,821,622	$-
Credit facilities	-	23,801,219	-	-
Convertible note, net of discount	-	33,595	-	-
Notes payable to shareholders	-	928,000	-	-
Total	-	25,250,081	27,821,622	-

The following table presents assets that are measured and recognized at fair value on a non-recurring basis at December 31, 2010:

				Total
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment in sales-type leases – net	$-	$-	$30,626,592	$-
Credit facilities	-	25,394,897	-	-
Notes payable to shareholders	-	913,800	-	-
Total	-	26,562,445	30,626,592	-

The FASB’s guidance became effective for us on January 1, 2008 and establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the quarter ended September 30, 2011, there were no applicable items on which the fair value option was elected. This FASB provision may impact our consolidated financial statements in the future.

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

 NOTE 3 - NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2014. Following is a summary of the components of the Company’s net investment in sales-type leases at September 30, 2011 and December 31, 2010:

	As of September 30, 2011	As of December 31, 2010

Total Minimum Lease Payments to be Received	$21,725,954	$27,091,548
Residual Values	12,631,627	12,142,447
Lease Carrying Value	34,357,581	39,233,995
Less: Allowance for Uncollectible Amounts	(293,527)	(905,895)
Less: Unearned Income	(6,242,432)	(7,701,508)
Net Investment in Sales-Type Leases	$27,821,622	$30,626,592

NOTE 4 –CREDIT FACILITIES

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one annually; which the Company did not meet at December 31, 2010. At December 31, 2009, the availability under the $10,000,000 Revolver was limited to $2,500,000. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days at which time an additional $820,681 was advanced to the Company. On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principal and interest of $37,817, with the remaining balance due at maturity. Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remains at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provides for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012. At September 30, 2011, the outstanding balance on the Revolver was $1,989,134.

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  On or around October 27, 2009, the Company entered into a Modification, Renewal and Extension Agreement and an Amended and Restated Loan Agreement in connection with its $33,000,000 line of credit facility with Sterling Bank (collectively the “Renewal”).  On or around July 30, 2010, we entered into a Modification Agreement with Sterling Bank to modify and amend the Renewal.  On December 14, 2010, and effective November 10, 2010, we entered into an additional Modification Agreement with Sterling Bank to modify and amend the Renewal (the “Modification”).  On April 13, 2011, and effective as of March 10, 2011, the Company entered into an additional Modification Agreement with Sterling Bank (the "March 2011 Modification").

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

On October 27, 2011 and effective September 10, 2011, the Company entered into an additional Modification Agreement with Sterling Bank (the “September 2011 Modification”), to modify and amend the Renewal.

The September 2011 Modification, similar to the Modification and March 2011 Modification modified and amended our required borrowing base and minimum net worth requirements under the Renewal, which factor into whether we are in compliance with the terms and conditions of and/or in default of the terms of the Renewal.

The outstanding amount of the Renewal on the effective date of the September 2011 Modification was $21,846,701, and the September 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $260,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning October 10, 2011 and continuing until March 10, 2012, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on March 10, 2012 (subject to the Pre-Payment Right described below).  Additionally, each month, we are required to pay Sterling Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Sterling Bank as a result of the monthly payment.

The September 2011 Modification did not otherwise materially amend or modify the terms of the Renewal, which evidences a Secured Note Payable (the "Note Payable"); except that it increased the interest rate of the Note Payable to the prime rate plus 2.5%, compared to the prime rate plus 2% (as was previously provided under the terms of the Note Payable), in each case subject to a floor of 6%.

Sterling Bank also agreed pursuant to the terms of the September 2011 Modification that we could prepay and satisfy the entire outstanding amount of the Note Payable if we are able to pay Sterling Bank an aggregate of $17,500,000 by December 31, 2011 (the “Pre-Payment Right”).

At September 30, 2011, the outstanding balance on the Note Payable was $21,670,085. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2011 or subsequent years.

Our credit facility with Sterling Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank. At December 31, 2010, the Company was not in compliance with the tangible net worth debt covenant under the credit facility with Sterling Bank; however such failure to remain in compliance was waived by Sterling Bank pursuant to the Modifications described above.  At September 30, 2011, the Company was not in compliance with the tangible net worth requirement but met all other debt covenants under the credit facility.

On June 5, 2010, the Company entered into an unsecured $100,000 promissory note (“Promissory Note”) with a third party to finance the purchase of vehicles for lease, which accrued interest at the rate of 15% per annum, payable monthly, was secured by the personal guaranty of Jerry Parish, was due on December 5, 2010, and was repaid during the year ended December 31, 2010.

On March 1, 2011, the Company entered into a Promissory Note with a third party in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due on March 1, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. This note was paid off on March 26, 2011, with the proceeds of a new Promissory Note as described below.

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with the same third party in the amount of $142,000, with a maturity date of March 26, 2012.  The Promissory Note accrues interest at the rate of 12% per annum payable monthly. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2011 was $142,000.

In August 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which the Company sold Asher a convertible note in the amount of $68,000, bearing interest at the rate of 8% per annum (the “Convertible Note”) which Convertible Note was amended in October 2011, to be effective as of August 2011, which amendments are reflected in the description of the Convertible Note below. The Convertible Note provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to the greater of (a) 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date; and (b) $0.00009 per share.  The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on May 7, 2012.  In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full.  Asher is prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock.  The Company can repay the Convertible Note prior to maturity (or conversion), provided that it pays 120% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 60 days after the issuance date; 125% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 61 and 90 days after the issuance date; 135% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 140% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 150% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date.  After 180 days have elapsed from the issuance date the Company has no right to repay the Convertible Note.

Beneficial Conversion Feature

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debt by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The aforementioned accounting treatment resulted in a total debt discount equal to $43,475. The discount was amortized over a nine month period, from the date of issuance until the stated redemption date of the debt.  According to the terms of the Convertible Promissory Notes, the number of shares that would be received upon conversion was 1,857,923 shares at August 3, 2011.

The Company recorded financial expenses in the amount of $9,070 and $-0- attributed to the amortization of the aforementioned debt discount during the periods ended September 30, 2011 and 2010, respectively.

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments as of September 30, 2011 and December 31, 2010 are set forth below:

		September 30, 2011
		Carrying Value	Estimated Fair Value
Financial assets:
Investment in sales-type leases – net	(a)	$27,821,622	$27,821,622

Financial liabilities:
Credit facilities	(b)	23,834,814	23,834,814
Notes payable to shareholders	(c)	928,000	928,000

		December 31, 2010
		Carrying Value	Estimated Fair Value
Financial assets:
Investment in sales-type leases – net	(a)	$30,626,592	$30,626,592

Financial liabilities:
Credit facilities	(b)	$25,394,897	$25,394,897
Notes payable to shareholders	(c)	913,800	913,800

(a)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

(b)	Credit facilities have variable rates of interest and maturities of one year or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.

(c)	The fair value of Shareholder notes payable are estimated based on rates currently available for debt with similar terms and remaining maturities.

NOTE 6 -RELATED PARTY TRANSACTIONS

Under an informal arrangement, consulting fees totaling $-0- and $52,500 were paid to a shareholder for services rendered during the nine months ended September 30, 2011 and 2010, respectively. The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011, which included an adjacent property at the rate of $20,000 per month, which lease is planned to be renewed for an additional three years subsequent to the filing of this report. In conjunction with the Company's cost reduction efforts the monthly rental payment was reduced to $15,000 per month during 2010 and continuing for the term of the lease. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market.  Rent expense under the lease amounted to $135,000 and $180,000 for the nine months ended September 30, 2011 and 2010, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of September 30, 2011 and September 30, 2010 were $928,000 and $913,800, respectively.  These notes payable are non-interest bearing and due upon demand.  The Company imputed interest on these notes payable at a rate of 8.75% per year.  Interest expense of $28,158, and $28,371 was recorded as contributed capital for the nine months ended September 30, 2011 and 2010, respectively.

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

NOTE 9 – FINANCING RECEIVABLES

The Company’s net investment in sales-type leases is subject to the disclosure requirements of ASC 310 “Receivables”. Due to similar risk characteristics of its individual sales-type leases, the Company views its net investment in leases as its one class of financing receivable.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator as at September 30, 2011 (in thousands):
Net
Investment
in Leases
Current	$25,369
Performing	1,191
Poor	1,262

Total	$27,822

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

The Company’s net investment leases on nonaccrual status as of September 30, 2011 are as follows (in thousands):

	Recorded	Related
	Investment	Allowance
Net investment in leases	$128	$(128)

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

The Company’s aged financing receivables as of September 30, 2011 are as follows (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$25,417	$1,601	$1,097	$28,115	$-	$28,115	$(293)	$27,822

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of September 30, 2011 (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$25,417	$1,601	$969	$27,987	$-	$27,987	$(165)	$27,822

Activity in our reserves for credit losses for the nine months ended September 30, 2011 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2011	$906
Provision for bad debts	254
Recoveries	-
Write-offs and other	(867)
Balance September 30, 2011	$293

Our reserve for credit losses and minimum lease payments associated with our investment in direct financing and sales- type lease balances disaggregated on the basis of our impairment method were as follows as of September 30, 2011 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$1,601
Ending balance: individually evaluated for impairment	1,097
Ending balance	$2,698

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

The Company’s net investment leases on nonaccrual status as of December 31, 2010 are as follows (in thousands):

	Recorded	Related
	Investment	Allowance
Net investment in leases	$523	$(509)

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

The Company’s aged financing receivables are as follows (in thousands):

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

Recent Events:

In August 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which the Company sold Asher a convertible note in the amount of $68,000, bearing interest at the rate of 8% per annum (the “Convertible Note”) which Convertible Note was amended in October 2011, to be effective as of August 2011, which amendments are reflected in the description of the Convertible Note below. The Convertible Note provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to the greater of (a) 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date; and (b) $0.00009 per share.  The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on May 7, 2012.  In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full.  Asher is prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock.  The Company can repay the Convertible Note prior to maturity (or conversion), provided that it pays 120% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 60 days after the issuance date; 125% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 61 and 90 days after the issuance date; 135% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 140% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 150% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date.  After 180 days have elapsed from the issuance date the Company has no right to repay the Convertible Note.

 Beneficial Conversion Feature

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debt by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The aforementioned accounting treatment resulted in a total debt discount equal to $43,475. The discount was amortized over a nine month period, from the date of issuance until the stated redemption date of the debt.  According to the terms of the Convertible Promissory Notes, the number of shares that would be received upon conversion was 1,857,923 shares at August 3, 2011.

The Company recorded financial expenses in the amount of $9,070 and $-0- attributed to the amortization of the aforementioned debt discount during the periods ended September 30, 2011 and 2010, respectively.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the remainder of the 2011fiscal year, we plan to continue investigating opportunities to support our long-term growth initiatives. We are exploring opportunities to increase the Company’s capital base through institutional or bank funding, the issuance by the Company of additional common or preferred stock and/or the issuance of convertible debt, which may not be available on favorable terms, if at all. The Company has also historically engaged various consultants from time to time in an effort to help facilitate the Company’s ability to raise funding. Without access to additional capital in the form of debt or equity the Company’s ability to add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio.  While the cash flow from its current lease portfolio is sufficient to service the Company’s debts and expenses (assuming the continued renewal/extension of its outstanding credit facilities), it may not generate sufficient excess cash to allow the Company to enter into enough new leases to generate a profit.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

For the three months ended September 30, 2011, total revenues were $3,016,827, compared to $3,377,882 for the three months ended September 30, 2010, a decrease in total revenues of $361,055 or approximately 11% from the prior period.  Revenues from sales-type leases, net decreased $336,914 or 15% to $1,948,739 for the three months ended September 30, 2011, from $2,285,653 for the three months ended September 30, 2010.  Revenues from amortization of unearned income related to sales-type leases decreased $24,141 or 2% to $1,068,088 for the three months ended September 30, 2011, from $1,092,229 for the three months ended September 30, 2010.

The decrease in revenues from sales-type leases, net, was principally due to a decreased availability of internally-generated funds to purchase vehicles and issue new leases during the three months ended September 30, 2011 compared to the prior period. The lower availability of funds to enter into new sales-type leases is primarily the result of an increase in the required principal payments to be made under the Company’s credit facilities with the Company’s senior lenders during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.  The decrease in revenues from amortization of unearned income related to sales-type leases was principally due to changes in the balances in the Company’s net investment in sales-type leases. The changes in the balance in the net investment in sales-type leases is the result of the Company collecting lease payments on existing leases and expiration or early termination of leases which more than offset the amount of new leases added to the books.

Cost of revenues decreased by $863,244 or 28% to $2,235,273 for the three months ended September 30, 2011, as compared to $3,098,517 for the three months ended September 30, 2010.  Cost of revenues decreased as a result of the lower level of new lease revenue for the three months ended September 30, 2011, compared to the three months ended September 30, 2010 and the Company’s ability to negotiate better pricing on the vehicles acquired for lease.

Gross profit increased $502,189 or 180% to $781,554 for the three months ended September 30, 2011 compared to $279,365 for the three months ended September 30, 2010.  Gross profit increased largely due to the 28% decrease in total cost of revenues, offset by the 15% decrease in sales.

General and administrative expenses were $491,604 and $420,063 for the three months ended September 30, 2011 and September 30, 2010, respectively, constituting an increase of $71,541 or 17% from the prior period.  The increase in general and administrative expenses was mainly associated with increased legal and other fees associated with repossessions, partially offset by a reduction in employee expenses and other expenses as a result of cost controls and improved efficiency at the Company.

Interest expense was $397,406 and $451,335 for the three months ended September 30, 2011 and September 30, 2010, respectively. The $53,929 or 12% decrease in interest expense was due to a decrease in the outstanding balances on our credit facilities for the three months ended September 30, 2011, compared to the three months ended September 30, 2010.  The lower debt balances during the third quarter of 2011 (i.e., the three months ended September 30, 2011) versus the third quarter of 2010 were the result of principal payments made under the terms of the renewals of our debt facilities.

The Company had a benefit from income taxes of $27,478 for the three months ended September 30, 2011, compared to a benefit from income taxes of $214,601 for the three months ended September 30, 2010. The $187,123 decrease in the benefit from income taxes is entirely due to the $484,577 decrease in the loss before taxes in the third quarter of 2011 versus the third quarter of 2010.

The Company had a net loss for the three months ended September 30, 2011 of $79,978 compared to a net loss of $377,432 for the three months ended September 30, 2010.  This improvement of $297,454 or 79% was mainly the result of the decrease in cost of revenues associated with new leases  partially offset by higher total general and administrative expenses for the period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

For the nine months ended September 30, 2011, total revenues were $8,761,028, compared to $7,362,729 for the nine months ended September 30, 2010, an increase in total revenues of $1,398,299 or approximately 19% from the prior period.  Revenues from sales-type leases, net increased $1,926,459 or 46% to $6,127,506 for the nine months ended September 30, 2011, from $4,201,047 for the nine months ended September 30, 2010.  Revenues from amortization of unearned income related to sales-type leases decreased $528,160 or 20% to $2,633,522 for the nine months ended September 30, 2011, from $3,161,682 for the nine months ended September 30, 2010.

The increase in revenues from sales-type leases, net, was principally due to an increased availability of internally-generated funds, which enabled the Company to purchase vehicles and issue new leases during the nine months ended September 30, 2011 compared to the prior period. The availability of funds to enter into new sales-type leases is primarily the result of less restrictive terms under the Company’s credit facilities with the Company’s senior lenders during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.  The decrease in revenues from amortization of unearned income related to sales-type leases was principally due to lower balances in the Company’s net investment in sales-type leases. The decrease in the balance in the net investment in sales-type leases is the result of the Company collecting lease payments on existing leases and expiration or early termination of leases which more than offset the amount of new leases added to the books.

Cost of revenues decreased $234,848 or less than 3% to $7,258,149 for the nine months ended September 30, 2011, as compared to $7,492,997 for the nine months ended September 30, 2010.  Cost of revenues decreased as a result of the Company’s ability to negotiate better pricing on vehicles acquired for lease in 2011.

Gross profit increased $1,633,147 to a positive $1,502,879 for the nine months ended September 30, 2011 compared to a loss of $130,268 for the nine months ended September 30, 2010.  Gross profit increased largely due to the 20% increase in total revenues, and 3% decrease in total cost of revenues.

General and administrative expenses were $1,393,588 and $1,500,073, for the nine months ended September 30, 2011 and September 30, 2010, respectively, constituting a decrease of $106,485 or 7% from the prior period.  The decrease in general and administrative expenses was mainly associated with a reduction in employees and other expenses as a result of cost controls and improved efficiency at the Company.

Interest expense was $1,203,260 and $1,390,333 for the nine months ended September 30, 2011 and September 30, 2010, respectively. The $187,073 or 13% decrease in interest expense for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, was due to a decrease in the outstanding balances on our credit facilities for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.  The lower outstanding debt balances were the result of principal payments made under the terms of the renewals of our debt facilities.

The Company had a benefit from income taxes of $363,251 for the nine months ended September 30, 2011, compared to a benefit from income taxes of $1,054,280 for the nine months ended September 30, 2010. The $691,029 decrease in the benefit from income taxes is entirely due to the $1,926,705 or  66% decrease in the loss before taxes for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.

The Company had a net loss for the nine months ended September 30, 2011 of $730,718 compared to a net loss of $1,966,394 for the nine months ended September 30, 2010.  This improvement of $1,235,676 or 63% was mainly the result of the increase in revenues generated by new leases and improved expense controls, which lowered total general and administrative expenses for the period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $31,094,038 as of September 30, 2011, which included cash and cash equivalents of $487,267, investment in sales-type leases, net, of $27,821,622, vehicle inventory of $478,075, deferred income taxes asset of $2,276,360, and net property and equipment of $30,714.

We had total liabilities as of September 30, 2011 of $25,703,287 which included $940,473 of accounts payable and accrued liabilities, $23,801,219 of amounts due under our credit facilities with senior lenders (described in greater detail below), $33,595 of convertible note, net of discount and $928,000 of notes payable to related parties.

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  On or around October 27, 2009, the Company entered into a Modification, Renewal and Extension Agreement and an Amended and Restated Loan Agreement in connection with its $33,000,000 line of credit facility with Sterling Bank (collectively the “Renewal”).  On or around July 30, 2010, we entered into a Modification Agreement with Sterling Bank to modify and amend the Renewal.  On December 14, 2010, and effective November 10, 2010, we entered into an additional Modification Agreement with Sterling Bank to modify and amend the Renewal (the “Modification”).  On April 13, 2011, and effective as of March 10, 2011, the Company entered into an additional Modification Agreement with Sterling Bank (the "March 2011 Modification").

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

On October 27, 2011 and effective September 10, 2011, the Company entered into an additional Modification Agreement with Sterling Bank (the “September 2011 Modification”), to modify and amend the Renewal.

The September 2011 Modification, similar to the Modification and March 2011 Modification modified and amended our required borrowing base and minimum net worth requirements under the Renewal, which factor into whether we are in compliance with the terms and conditions of and/or in default of the terms of the Renewal.

The outstanding amount of the Renewal on the effective date of the September 2011 Modification was $21,846,701, and the September 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $260,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning October 10, 2011 and continuing until March 10, 2012, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on March 10, 2012 (subject to the Pre-Payment Right described below).  Additionally, each month, we are required to pay Sterling Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Sterling Bank as a result of the monthly payment.

The September 2011 Modification did not otherwise materially amend or modify the terms of the Renewal, which evidences a Secured Note Payable (the "Note Payable"); except that it increased the interest rate of the Note Payable to the prime rate plus 2.5%, compared to the prime rate plus 2% (as was previously provided under the terms of the Note Payable), in each case subject to a floor of 6%. The repayment of the credit facility is secured by a security interest over substantially all of our assets and leases, and the personal guaranty of our Chief Executive Officer and sole Director, Jerry Parish.

Sterling Bank also agreed pursuant to the terms of the September 2011 Modification that we could prepay and satisfy the entire outstanding amount of the Note Payable if we are able to pay Sterling Bank an aggregate of $17,500,000 by December 31, 2011 (the “Pre-Payment Right”).

At September 30, 2011, the outstanding balance on the Note Payable was $21,670,085. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2011.

Our credit facility with Sterling Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Sterling Bank. At December 31, 2010, the Company was not in compliance with the tangible net worth debt covenant under the credit facility with Sterling Bank; however such failure to remain in compliance was waived by Sterling Bank pursuant to the Modifications described above.  At September 30, 2011, the Company was not in compliance with the tangible net worth requirement but met all other debt covenants under the credit facility.

We anticipate working with Sterling Bank to further extend such debt and/or seeking third party financing to replace such Sterling Bank debt prior to the due date of such Renewal.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one annually, which the Company was not in compliance with at December 31, 2010.  Subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity. Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remains at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provides for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012. At September 30, 2011, the outstanding balance on the Revolver was $1,989,134.

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

On March 26, 2011, the Company Paid off the $100,000 Promissory Note and entered into a new Promissory Note with the same third party in the amount of $142,000, with a maturity date of March 26, 2012.  The Promissory Note accrues interest at the rate of 12% per annum payable monthly. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2011 was $142,000.

In August 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which the Company sold Asher a convertible note in the amount of $68,000, bearing interest at the rate of 8% per annum (the “Convertible Note”) which Convertible Note was amended in October 2011, to be effective as of August 2011, which amendments are reflected in the description of the Convertible Note below. The Convertible Note provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to the greater of (a) 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date; and (b) $0.00009 per share.  The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on May 7, 2012.  In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full.  Asher is prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock.  The Company can repay the Convertible Note prior to maturity (or conversion), provided that it pays 120% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 60 days after the issuance date; 125% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 61 and 90 days after the issuance date; 135% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 140% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 150% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date.  After 180 days have elapsed from the issuance date the Company has no right to repay the Convertible Note.

The Company has notes and advances payable to Jerry Parish, Victor Garcia and an entity owned by those two individuals of $928,617 and $913,800 as of September 30, 2011 and December 31, 2010, respectively.  These notes and advances payable are non-interest bearing, payable on demand and subordinated to the credit facilities with the banks.  Accordingly, they have been classified as long term. The Company imputed interest on these note payables at a rate of 8.75% per year.   Interest expense of $28,373, and $28,371 was recorded as contributed capital for the nine months ended September 30, 2011 and 2010, respectively.

We generated $1,744,997 in cash from operating activities for the nine months ended September 30, 2011, which was mainly due from collections and reductions of net investment in sales-type leases of $2,551,245, partially offset by an increase in inventory of $11,725. Non-cash charges for the period included depreciation of $31,382, bad debt expense of $253,725, imputed interest on related party notes of $28,158, and $9,070 of amortization of debt discount, which also contributed positively to the cash provided by operating activities. Those items negatively impacting the cash provided by operations for the nine months ended September 30, 2011, were the net loss of $730,718, the deferred tax benefit of $363,250, and a decrease in accounts payable and accrued liabilities of $22,890.

We had $1,511,478 of net cash used in financing activities for the nine months ended September 30, 2011, which was due to $1,635,678 of payments on credit facilities and $55,800 in payments to related parties, offset by $110,000 of net proceeds from borrowings from credit facilities and $70,000 from net borrowings from related parties.

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

These control deficiencies were not resolved by September 30, 2011. The Company continues to work with an experienced third party accounting firm in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

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

We Will Need To Obtain Additional Financing To Continue To Execute On Our Business Plan.

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (“Sterling Bank”) that matured on October 2, 2009.  On or around October 27, 2009, the Company entered into a Modification, Renewal and Extension Agreement and an Amended and Restated Loan Agreement in connection with its $33,000,000 line of credit facility with Sterling (collectively the “Renewal”).  On or around July 30, 2010, we entered into a Modification Agreement with Sterling Bank; on December 14, 2010, and effective November 10, 2010, we entered into an additional Modification Agreement with Sterling Bank (the “Modification”), on April 13, 2011, and effective as of March 10, 2011, the Company entered into an additional Modification Agreement with Sterling Bank (the "March 2011 Modification"), and on October 27, 2011 and effective September 10, 2011, the Company entered into an additional Modification Agreement with Sterling Bank (the “September 2011 Modification”), in each case to modify and amend the Renewal.

The outstanding amount of the Renewal on the effective date of the September 2011 Modification was $21,846,701, and the September 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $260,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning October 10, 2011 and continuing until March 10, 2012, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on March 10, 2012 (subject to the Pre-Payment Right described below).  Additionally, each month, we are required to pay Sterling Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Sterling Bank as a result of the monthly payment.

The September 2011 Modification did not otherwise materially amend or modify the terms of the Renewal, which evidences a Secured Note Payable (the "Note Payable"); except that it increased the interest rate of the Note Payable to the prime rate plus 2.5%, compared to the prime rate plus 2% (as was previously provided under the terms of the Note Payable), in each case subject to a floor of 6%.

Sterling Bank also agreed pursuant to the terms of the September 2011 Modification that we could prepay and satisfy the entire outstanding amount of the Note Payable if we are able to pay Sterling Bank an aggregate of $17,500,000 by December 31, 2011 (the “Pre-Payment Right”).

The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At September 30, 2011, the outstanding balance on the Note Payable was $21,670,085. The Company has been and will continue to be unable to borrow any new funds under the credit facilities with Sterling Bank moving forward.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009, which the Company was not in compliance with. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity. Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remains at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provides for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012. At September 30, 2011, the outstanding balance on the Revolver was $1,989,134.

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

The Company may not have sufficient funds on hand in March 2012 when the Sterling Bank and Moody Bank credit facilities mature to retire the debt. Accordingly, we will need to further extend the credit facility and/or seek alternative financing to repay such credit facility.  Additionally, in the future, we may need additional credit to support our operations, which credit may not be available from our current banking institutions.  We do not currently have any additional commitments of additional capital from third parties or from our officers, directors or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we choose to raise additional capital through the sale of debt or equity securities, such sales may cause substantial dilution to our existing shareholders.  If we are not able to raise the capital necessary to repay the line of credit, we may be forced to abandon or curtail our business plan, which may cause any investment in the Company to become worthless.

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

 We face continued competition for our employees, and may face competition for the services of Mr. Parish in the future. We currently have $1,000,000 of key man insurance on Mr. Parish.  We also have a three-year employment agreement with Mr. Parish which expires on July 10, 2014.  Mr. Parish is our driving force and is responsible for maintaining our relationships and operations. We cannot be certain that we will be able to retain Mr. Parish and/or attract and retain qualified employees in the future. The loss of Mr. Parish, and/or our inability to attract and retain qualified employees on an as-needed basis could have a material adverse effect on our business and operations.

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

The conversion price of the $68,000 outstanding Convertible Note is equal to the greater of (a) 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date; and (b) $0.00009 per share.  As a result, any conversion of the Convertible Note and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

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

In addition, the common stock issuable upon conversion of the Convertible Note may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The Convertible Note will be convertible into shares of our common stock at the greater of (a) 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date; and (b) $0.00009 per share, and such discount to market provides the holder with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, the note holder will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock (which to date has been very limited) cannot absorb the discounted shares, then the value of our common stock will likely decrease.

The issuance of common stock upon conversion of the Convertible Note will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the Convertible Note will result in immediate and substantial dilution to the interests of other stockholders since the holder of the Convertible Note may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Convertible Note. Although the Convertible Note may not be converted if such conversion would cause the holder thereof to own more than 4.99% of our outstanding common stock, this restriction does not prevent the holder of the Convertible Note from converting some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99% limit. In this way, the holder of the Convertible Note could sell more than this limit while never actually holding more shares than this limit allows. If the holder of the Convertible Note chooses to do this, it will cause substantial dilution to the then holders of our common stock.

The continuously adjustable conversion price feature of our Convertible Note could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Our existing stockholders will experience substantial dilution of their investment upon conversion of the Convertible Note. The Convertible Note is convertible into shares of common stock at a conversion price equal to the greater of (a) 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date; and (b) $0.00009 per share. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline, and if so, the holder of the Convertible Note would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The continuously adjustable conversion price feature of our Convertible Note may encourage the holder of the Convertible Note to sell short our common stock, which could have a depressive effect on the price of our common stock.

The Convertible Note is convertible into shares of our common stock at a conversion price equal to the greater of (a) 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date; and (b) $0.00009 per share. The significant downward pressure on the price of our common stock as the holder of the Convertible Note converts and sells material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock. In addition, not only the sale of shares issued upon conversion of the Convertible Note, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock.

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

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Securities Exchange Act of 1934, as amended, as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which the Company sold Asher a convertible note in the amount of $68,000, bearing interest at the rate of 8% per annum (the “Convertible Note”, amended in October 2011, to be effective as of August 2011, which amendments are reflected in the description of the Convertible Note below). The Convertible Note provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to the greater of (a) 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date; and (b) $0.00009 per share.  The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on May 7, 2012.

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

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker

10.5(4)	Voting Trust Agreement between Jerry Parish and Victor Garcia
10.6(5)	Modification, Renewal and Extension Agreement with Sterling Bank
10.7(6)	Modification Agreement with Sterling Bank
10.8(6)	Third Renewal, Extension and Modification Agreement with Moody Bank
10.9(7)	Securities Purchase Agreement
10.10(7)	Convertible Promissory Note
10.11(7)	First Amendment to Employment Agreement with Jerry Parish
10.12*	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises, Inc.
14.1(1)	Code of Ethics dated July 18, 2008
21.1(5)	Subsidiaries
31.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Filed as an exhibit to the Company’s Form 10-Q, filed with the Commission on August 22, 2011, and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MINT LEASING, INC.

DATED: November 14, 2011
By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer and Chief Financial Officer,
Secretary and President
(Principal Executive Officer and Principal Accounting Officer)