Form 10-K
period 2011-12-31
MINT LEASING INC
filed 2012-04-13
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer[ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

The issuer's revenues for the most recent fiscal year ended December 31, 2011 were $10,765,300.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on June 30, 2011, was approximately $122,135.

As of April 10, 2012, the issuer had 82,414,980 shares of common stock, $0.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes [   ] No [X]

THE MINT LEASING, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2011
INDEX

Part I

Part II

Part III

Part IV

Item 15. Exhibits, Financial Statement Schedules	37

PART I
ITEM 1. BUSINESS
FORWARD-LOOKING STATEMENTS

Portions of this Form 10-K, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements. These forward-looking statements which include words such as "anticipates", "believes", "expects", "intends", "forecasts", "plans", "future", "strategy" or words of similar meaning, are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, include among others, set forth under “Risk Factors”:

•	our need to raise additional financing;
•	observance of covenants as required by our credit facilities;
•	the loss of key personnel or failure to attract, integrate and retain additional personnel;
•	our ability to execute on our business plan;
•	rights and privileges associated with our preferred stock;
•	the fact that our CEO has majority control over our voting stock;
•	fluctuations in our quarterly and annual results of operations;
•	economic downturns in the United States;
•	the fact that a significant part of the Company’s consumer base are high risk for defaults and delinquencies;
•	write-offs for losses and defaults;
•	costs associated with being a public company;
•	the limited market for the Company’s common stock;
•	the fact that we only have one officer and Director;
•	the volatile market for our common stock;
•	risks associated with our outstanding convertible promissory note and its ability to convert into shares of our common stock at a discount to market;
•	risks associated with our common stock being a “penny stock”;
•	material weaknesses in our internal controls over financial reporting;
•	the level of competition in our industry and our ability to compete; and
•	other risk factors included under “Risk Factors” in this filing.

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

In August 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which the Company sold Asher a convertible note in the amount of $68,000, bearing interest at the rate of 8% per annum (the “Convertible Note”) which Convertible Note was amended in October 2011, to be effective as of August 2011, which amendments are reflected in the description of the Convertible Note below. The Convertible Note provided Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to the greater of (a) 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date; and (b) $0.00009 per share.  The Convertible Note, which accrued interest at the rate of 8% per annum, was payable, along with interest thereon on May 7, 2012.  Asher was prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock.  The Company had the right to repay the Convertible Note prior to maturity (or conversion), provided that it pays 120% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 60 days after the issuance date; 125% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 61 and 90 days after the issuance date; 135% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 140% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 150% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date.  After 180 days had elapsed from the issuance date the Company had no right to repay the Convertible Note.   Asher converted $10,000 of the amount owed under the Convertible Note into 190,476 shares of the Company’s common stock ($0.525 per share) in February 2012.   In March 2012, the Company repaid 150% of the remaining principal balance due under the Convertible Note pursuant to its terms and accrued interest thereon, for an aggregate of $90,003.  As such, no amount currently remains outstanding under the Convertible Note as of the date of this filing.

The Company evaluated the Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, the security does not constitute a derivative liability as the Company has obtained authorization from a majority of its shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur.

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

The aforementioned accounting treatment resulted in a total debt discount equal to $43,475. The discount was amortized over a nine month period, from the date of issuance until the stated redemption date of the debt. According to the terms of the Convertible Note, the number of shares that would be received upon conversion was 1,857,923 shares at December 31, 2011.

The Company recorded financial expenses in the amount of $-0- and $9,070 attributed to the amortization of the aforementioned debt discount during the periods ended December 31, 2011 and 2010, respectively.

On July 18, 2008, the Company assumed a three year employment agreement between The Mint Leasing, Inc., a Texas corporation, the Company’s wholly-owned subsidiary, and Jerry Parish, originally effective as of July 10, 2008.  On August 17, 2011, the Company and Mr. Parish entered into a three-year extension of the employment agreement, which employment agreement now expires on July 10, 2014.  None of the other terms or conditions of the employment agreement were modified by the extension.

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (now Comerica Bank “Comerica Bank”) that matured on October 2, 2009.  On or around October 27, 2009, the Company entered into a Modification, Renewal and Extension Agreement and an Amended and Restated Loan Agreement in connection with its $33,000,000 line of credit facility with Comerica Bank (collectively the “Renewal”).  On or around July 30, 2010, we entered into a Modification Agreement with Comerica Bank to modify and amend the Renewal.  On December 14, 2010, and effective November 10, 2010, we entered into an additional Modification Agreement with Comerica Bank to modify and amend the Renewal (the “Modification”).  On April 13, 2011, and effective as of March 10, 2011, the Company entered into an additional Modification Agreement with Comerica Bank (the "March 2011 Modification").

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

The outstanding amount of the Renewal at the time of the parties' entry into the March 2011 Modification was $22,648,222, and the March 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $160,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning April 10, 2011 and continuing until August 10, 2011, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on September 10, 2011.  Additionally, each month, we are required to pay Comerica Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Comerica Bank as a result of the monthly payment.

On October 27, 2011 and effective September 10, 2011, the Company entered into an additional Modification Agreement with Comerica Bank (the “September 2011 Modification”), to modify and amend the Renewal. The September 2011 Modification, similar to the Modification and March 2011 Modification modified and amended our required borrowing base and minimum net worth requirements under the Renewal, which factor into whether we are in compliance with the terms and conditions of and/or in default of the terms of the Renewal.

The outstanding amount of the Renewal on the effective date of the September 2011 Modification was $21,846,701, and the September 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $260,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning October 10, 2011 and continuing until March 10, 2012, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on March 10, 2012.  Additionally, each month, we were required to pay Comerica Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Comerica Bank as a result of the monthly payment.

The September 2011 Modification did not otherwise materially amend or modify the terms of the Renewal, which evidences a Secured Note Payable (the "Note Payable"); except that it increased the interest rate of the Note Payable to the prime rate plus 2.5%, compared to the prime rate plus 2% (as was previously provided under the terms of the Note Payable), in each case subject to a floor of 6%.

Comerica Bank also agreed pursuant to the terms of the September 2011 Modification that we could prepay and satisfy the entire outstanding amount of the Note Payable if we are able to pay Comerica Bank an aggregate of $17,500,000 by December 31, 2011 (the “Pre-Payment Right”), which pre-payment we were unable to accomplish.

On March 30, 2012, and with an effective date of March 10, 2012, Comerica Bank agreed to extend the due date of the Renewal until June 10, 2012 and to forbear from enforcing certain covenants of the Renewal and we agreed to increase the amount of interest payable under the Renewal to the prime rate plus 3.5%, subject to a floor of 6%, which rate is currently 6.75% per annum, increase the monthly payments due under the Renewal to $275,000 per month, and pay fees associated with the extension totaling $210,000 (the “March 2012 Extension”).  The outstanding balance on the Note Payable as of the effective date of the March 2012 Extension was $20,372,657.

At December 31, 2011, the outstanding balance on the Note Payable was $21,160,784. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2012, 2011 and 2010.

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Comerica Bank.  At December 31, 2011 and 2010, the Company was not in compliance with all debt covenants under the credit facility with Comerica Bank.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009, which the Company was not in compliance with. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principal and interest of $37,817, with the remaining balance due at maturity. At December 31, 2010, the outstanding balance on the Revolver was $2,279,434.  Additionally, at December 31, 2010, we were not in compliance with certain of the covenants required by the Revolver, which failure was waived by Moody Bank pursuant to the Third Renewal, described below.  Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remained at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provided for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012.  At December 31, 2011, the outstanding balance on the Revolver was $1,887,393.  On March 29, 2012 and effective March 1, 2012, Moody Bank agreed to enter into a Fourth Renewal, Extension and Modification Agreement (the “Fourth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2013 and we agreed to pay monthly payments of principal and interest due under the Revolver of $57,500 per month until maturity.  The amount outstanding under the Revolver at the time of the parties’ entry into the Fourth Renewal was $1,822,767. At December 31, 2011 and 2010, the Company was not in compliance with all debt covenants under the credit facility with Moody Bank.

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

Description of Business

Mint Leasing is a company in the business of leasing automobiles and fleet vehicles throughout the United States. Mint Leasing has partnerships with more than 500 dealerships within 17 states. However, most of its customers are located in Texas and six other states in the Southeast, with the majority of the leases originated in 2011 and 2010 with customers in the state of Texas.  The credit analysts at Mint Leasing review every deal individually, refusing to depend on a target “beacon score” to determine authorization for each deal and instead relying on a common-sense approach for deal approval.

Lease transactions are solicited and administered by the Company’s sales force and staff. Mint’s customers are directed to the Company by brand-name automobile dealers that seek to provide leasing options to their customers, many of whom would otherwise not have the opportunity to acquire a new or late-model-year vehicle.  The Company’s sales are principally accomplished through the Company’s sales force, which includes three full-time employees.  The Company’s primary marketing and sales strategy is to market to automobile dealers that have established a history of directing customers to the Company.

Industry Segment

With the average cost of new cars rising annually, it is becoming increasingly vital for consumers to understand the alternative financing options at their disposal. This is one of the core missions of Mint Leasing – to educate the average consumer about financing alternatives. It is imperative that consumers understand that by choosing to lease the vehicle, rather than purchase, they may reduce their risk and save money. Mint Leasing believes it provides consumers with the best of both worlds – the ability to drive their dream car, without having to spend more than they can afford. With car and housing prices at all-time highs over the past decade; the auto leasing industry has increased in popularity.

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

We believe that the choice to lease always provides one automatic benefit to the consumer – the lack of initial cash expenditure. With leasing there is normally a small amount of cash necessary to “close the deal”. At Mint Leasing, the necessity of a “down payment” is determined by the customer’s credit score. As with most terms, a Mint Leasing lease can be structured to meet the individual consumer’s needs. Also, the tax benefits of an auto lease may exceed those of a loan. With an auto loan, the buyer is typically required to pay the sales tax up front in a lump sum. However, with an auto lease the lessee is permitted to amortize the sales tax over the course of the lease, thereby reducing the upfront costs.

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

While these customers may also be in a position to demand better terms, thus lowering the gross margin for Mint Leasing, we believe that the risk of default is minimal and the opportunity for cost savings significant.  Over the course of 2010 and 2011, this market segment grew to represent over 47% of the total receivables for Mint Leasing. As of December 31, 2011, the Company expects to continue to expand this segment over the coming year, while still maintaining its consumer business segment.

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

Repossession Rate

The Mint Leasing repossession rate for 2011 and 2010 has been approximately 12% and 15% of total units out on lease, respectively, because of downturns in the economy in 2009 and early 2010 as the repossession rate spiked to approximately 20% during those time periods, but normally runs 12-15% of total units.

Marketing and Advertising:

The Company markets its leasing products through its partnerships with dealerships and representatives in such dealerships.  The Company also advertises its vehicles on Autotrader.com, ebay.com and on the radio. The Company’s advertising costs for the year ended December 31, 2011 totaled $2,087 and for the year ended December 31, 2010 totaled $10,586.

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

Dependence on One or a Few Major Customers:

Mint Leasing does not depend on a few major customers for its revenues.  As stated above, it has partnerships with over 500 dealerships and has over 1,700 current leasing customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

The Company maintains a website at www.mintleasing.com, which contains information the Company does not desire to be incorporated by reference into this report.  The Company also maintains a Motor Vehicle Lessor License (LB50619) and a Motor Vehicle Dealer License (P39596) with the State of Texas.

 Number of Total Employees and Number of Full-Time Employees

The Company currently employs 17 full-time employees, of which 3 employees are in the Company’s sales department.

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

We Will Need To Obtain Additional Financing To Continue To Execute On Our Business Plan.

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (now Comerica Bank “Comerica Bank”) that matured on October 2, 2009.  On or around October 27, 2009, the Company entered into a Modification, Renewal and Extension Agreement and an Amended and Restated Loan Agreement in connection with its $33,000,000 line of credit facility with Sterling (collectively the “Renewal”).  On or around July 30, 2010, we entered into a Modification Agreement with Comerica Bank; on December 14, 2010, and effective November 10, 2010, we entered into an additional Modification Agreement with Comerica Bank (the “Modification”), on April 13, 2011, and effective as of March 10, 2011, the Company entered into an additional Modification Agreement with Comerica Bank (the "March 2011 Modification"), and on October 27, 2011 and effective September 10, 2011, the Company entered into an additional Modification Agreement with Comerica Bank (the “September 2011 Modification”), in each case to modify and amend the Renewal.

The outstanding amount of the Renewal on the effective date of the September 2011 Modification was $21,846,701, and the September 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $260,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning October 10, 2011 and continuing until March 10, 2012, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on March 10, 2012.  Additionally, each month, we were required to pay Comerica Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Comerica Bank as a result of the monthly payment.

The September 2011 Modification did not otherwise materially amend or modify the terms of the Renewal, which evidences a Secured Note Payable (the "Note Payable"); except that it increased the interest rate of the Note Payable to the prime rate plus 2.5%, compared to the prime rate plus 2% (as was previously provided under the terms of the Note Payable), in each case subject to a floor of 6%.

On March 30, 2012, and with an effective date of March 10, 2012, Comerica Bank agreed to extend the due date of the Renewal until June 10, 2012 and to forbear from enforcing certain covenants of the Renewal and we agreed to increase the amount of interest payable under the Renewal to the prime rate plus 3.5%, subject to a floor of 6%, which rate is currently 6.75% per annum, increase the monthly payments due under the Renewal to $275,000 per month, and pay fees associated with the extension totaling $210,000 (the “March 2012 Extension”).  The outstanding balance on the Note Payable as of the effective date of the March 2012 Extension was $20,372,657.

The Note Payable also requires the Company to meet financial covenants related to tangible net worth and leverage. The Note Payable also requires the Company to meet negative covenants, including maximum allowable operating expenses associated with the servicing of the lease contracts securing the Note Payable.  At December 31, 2011, the outstanding balance on the Note Payable was $160,784. The Company has been and will continue to be unable to borrow any new funds under the credit facilities with Comerica Bank moving forward. At December 31, 2011 and 2010, the Company was not in compliance with all debt covenants under the credit facility with Comerica Bank.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also required the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009, which the Company was not in compliance with. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity. Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remained at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provided for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012. At December 31, 2012, the outstanding balance on the Revolver was $1,887,393.

On March 29, 2012 and effective March 1, 2012, Moody Bank agreed to enter into a Fourth Renewal, Extension and Modification Agreement (the “Fourth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2013 and we agreed to pay monthly payments of principal and interest due under the Revolver of $57,500 per month until maturity.  The amount outstanding under the Revolver at the time of the parties’ entry into the Fourth Renewal was $1,822,767. At December 31, 2011 and 2010, the Company was not in compliance with all debt covenants under the credit facility with Moody Bank.

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

The Comerica Bank and Moody Bank credit facilities may not be further extended.  Additionally, even if extended, the Company may not have sufficient funds on hand when the credit facilities mature to retire the debt. Accordingly, we will need to further extend the credit facility and/or seek alternative financing to repay such credit facilities.  Additionally, we may need additional credit to support our operations, which credit may not be available from our current banking institutions.  We do not currently have any additional commitments of additional capital from third parties or from our officers, directors or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we choose to raise additional capital through the sale of debt or equity securities, such sales may cause substantial dilution to our existing shareholders.  If we are not able extend the credit facilities or to raise the capital necessary to repay the credit facilities, we may be forced to abandon or curtail our business plan, which may cause any investment in the Company to become worthless.

Our Auditor Has Highlighted the Significance of our Banking Relationships.

Management has had a long standing relationship with the financial institutions that are currently providing its credit facilities. The Company has a history of successfully working with its lenders in negotiating previous modifications and extensions, and believes that it will continue to be able to do so in the future. Such extensions or modifications are critical to the Company’s ability to meet its financial obligations and execute its business plan. Currently the majority of the amounts due to the Company's lenders are due within the next 12 months and this amount exceeds the current and readily available of assets available to satisfy these obligations.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not renew or continue its operations. These factors among others indicate that we may be unable to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

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

The Company has 20,000,000 shares of preferred stock authorized and 185,000 shares of Series A Convertible Preferred Stock and 2,000,000 shares of Series B Convertible Preferred Stock designated.  As of the filing date of this report, the Company has no Series A Convertible Preferred Stock shares issued and outstanding and 2,000,000 Series B Convertible Preferred Stock shares issued and outstanding, which shares are held by the Company’s Chief Executive Officer and sole Director, Jerry Parish.  The Company’s Series A Convertible Preferred Stock allows the holder to vote 200 votes each on shareholder matters and Series B Convertible Preferred Stock shares allow the holder to vote a number of voting shares equal to the total number of voting shares of the Company’s issued and outstanding stock as of any record date for any shareholder vote plus one additional share.  As a result, due to Mr. Parish’s ownership of the Series B Convertible Preferred Stock shares, he has majority control over the Company.  Mr. Parish also beneficially owns approximately 49.2% of the Company’s outstanding common stock and 74.8% of the Company’s voting stock.

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

Jerry Parish, Our Chief Executive Officer and sole Director, Can Exercise Voting Control Over Corporate Decisions.

Jerry Parish beneficially holds voting control over (a) 2,000,000 Series B Convertible Preferred Stock shares, which provide him the ability to vote the total number of outstanding shares of voting stock of the Company plus one vote, and (b) approximately 49.2% of the Company’s outstanding common stock; which in aggregate provides him voting control over approximately 74.8% of our total voting securities.   As a result, Mr. Parish will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Parish may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

We Incur Significant Costs As A Result Of Operating As A Fully Reporting Company And Our Management Is Required To Devote Substantial Time To Compliance Initiatives.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. Specifically, we are required to prepare and file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  Additionally, our officers, directors and significant shareholders are required to file Form 3, 4 and 5’s and Schedule 13d/g’s with the SEC disclosing their ownership of the Company and changes in such ownership.  Furthermore, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices.  As a result, our management and other personnel are required to devote a substantial amount of time and resources to the preparation of required filings with the SEC and SEC compliance initiatives. Moreover, these filing obligations, rules and regulations increase our legal and financial compliance costs and quarterly expenses and make some activities more time-consuming and costly than they would be if we were a private company. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing has previously revealed deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses.  The costs and expenses of compliance with SEC rules and our filing obligations with the SEC, or our identification of deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, could materially adversely affect our results of operations or cause the market price of our stock to decline in value.

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

We Are Governed Solely By A Single Executive Officer And Director, And, As Such, There May Be Significant Risk To Us From A Corporate Governance Perspective.

Mr. Parish, our sole officer and Director, makes decisions such as the approval of related party transactions, the compensation of executive officers, and the oversight of the accounting function. Additionally, because we only have one executive officer, there may be limited segregation of executive duties, and thus, there may not be effective disclosure and accounting controls.  In addition, Mr. Parish will exercise full control over all matters that require the approval of the Board of Directors. Accordingly, the inherent controls that arise from the segregation of executive duties and review and/or approval of those duties by the Board of Directors may not prevail.  We have not adopted corporate governance measures such as an audit or other independent committees as we presently do not have any independent Directors.  Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We Do Not Intend To Pay Cash Dividends On Our Common Stock In The Foreseeable Future, And Therefore Only Appreciation Of The Price Of Our Common Stock Will Provide A Return To Our Stockholders.

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business.  We do not intend to pay cash dividends in the foreseeable future.  Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our Board of Directors.   As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

The Market Price of Our Common Stock Historically Has Been Volatile.

The market price of our common stock historically has fluctuated significantly based on, but not limited to, such factors as general stock market trends, announcements of developments related to our business, actual or anticipated variations in our operating results, our ability or inability to generate new revenues, and conditions and trends in the market for automobile leasing services.

In recent years, the stock market in general has experienced extreme price fluctuations that have oftentimes been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

If We Are Late In Filing Our Quarterly Or Annual Reports With The Securities And Exchange Commission Or A Market Maker Fails To Quote Our Common Stock On The Over-The-Counter Bulletin Board For A Period Of More Than Four Days, We May Be De-Listed From The Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB (similar as to how we were automatically delisted from the OTCBB in February 2011, which forced us to take actions to requote our common stock on the OTCBB in April 2011). If we are late in our filings three times in any 24 month and are de-listed from the OTCBB period or are automatically delisted for failure of a market maker to quote our stock, our securities may become worthless and we may be forced to curtail or abandon our business plan.

Securities Analysts May Not Cover Our Common Stock And This May Have A Negative Impact On Our Common Stock’s Market Price.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our Company, the trading price for our common stock would be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our common stock, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease and we could lose visibility in the financial markets, which could cause our stock price and trading volume to decline.

Our Operations Are Subject to Significant Competition.

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

Our Earnings May Decrease Because Of Increases Or Decreases In Interest Rates.

Changes in interest rates could have an adverse impact on our business. For example:

•	rising interest rates will increase our borrowing costs;

•	rising interest rates may reduce our consumer automotive financing volume by influencing customers to pay cash for, as opposed to leasing vehicles; and

•	rising interest rates may negatively impact our ability to remarket off lease vehicles.

We are also subject to risks from decreasing interest rates. For example, a significant decrease in interest rates could increase the rate at which leases are prepaid.

Our Business May Be Adversely Affected If More Burdensome Government Regulations Were Enacted.

Our operations are subject to regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations.  In most states in which we operate, a consumer credit regulatory agency regulates and enforces laws relating to consumer lenders and sales finance companies such as us. These rules and regulations generally provide for licensing as a sales finance company or consumer lender or lessor, limitations on the amount, duration and charges, including interest rates, for various categories of loans, requirements as to the form and content of finance contracts and other documentation, and restrictions on collection practices and creditors’ rights. In certain states, we are subject to periodic examination by state regulatory authorities. Some states in which we operate do not require special licensing or provide extensive regulation of our business.

We are also subject to extensive federal regulation, including the Truth in Lending Act, the Equal Credit Opportunity Act and the Fair Credit Reporting Act. These laws require us to provide certain disclosures to prospective borrowers and lessees and protect against discriminatory lending and leasing practices and unfair credit practices. The principal disclosures required under the Truth in Lending Act include the terms of repayment, the total finance charge and the annual percentage rate charged on each contract or loan and the lease terms to lessees of personal property. The Equal Credit Opportunity Act prohibits creditors from discriminating against credit applicants on the basis of race, color, religion, national origin, sex, age or marital status. According to Regulation B promulgated under the Equal Credit Opportunity Act, creditors are required to make certain disclosures regarding consumer rights and advise consumers whose credit applications are not approved of the reasons for the rejection. In addition, the credit scoring system used by us must comply with the requirements for such a system as set forth in the Equal Credit Opportunity Act and Regulation B. The Fair Credit Reporting Act requires us to provide certain information to consumers whose credit applications are not approved on the basis of a report obtained from a consumer reporting agency and to respond to consumers who inquire regarding any adverse reporting submitted by us to the consumer reporting agencies. Additionally, we are subject to the Gramm-Leach-Bliley Act, which requires us to maintain the privacy of certain consumer data in our possession and to periodically communicate with consumers on privacy matters. We are also subject to the Servicemembers Civil Relief Act, which requires us, in most circumstances, to reduce the interest rate charged to customers who have subsequently joined, enlisted, been inducted or called to active military duty. The dealers who originate automobile finance contracts and leases purchased by us also must comply with both state and federal credit and trade practice statutes and regulations. Failure of the dealers to comply with these statutes and regulations could result in consumers having rights of rescission and other remedies that could have an adverse effect on us.

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. There can be no assurance however, that we will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations. Further, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on our business.

Compliance with applicable law is costly and can affect operating results. Compliance also requires forms, processes, procedures, controls and the infrastructure to support these requirements, and may create operational constraints. Laws in the financial services industry are designed primarily for the protection of consumers. The failure to comply with these laws could result in significant statutory civil and criminal penalties, monetary damages, attorneys’ fees and costs, possible revocation of licenses and damage to reputation, brand and valued customer relationships.

In the near future, the financial services industry is likely to see increased disclosure obligations, restrictions on pricing and fees and enforcement proceedings, which could have a material adverse effect on our revenues and results of operations.

Shareholders May Be Diluted Significantly Through Our Efforts To Obtain Financing And Satisfy Obligations Through The Issuance Of Additional Shares Of Our Common Stock.

Our Board of Directors may attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or convertible securities, convertible into shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock (either restricted shares in private placements or registered shares), possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

We Have Reported Several Material Weaknesses In The Effectiveness Of Our Internal Controls Over Financial Reporting, And If We Cannot Maintain Effective Internal Controls Or Provide Reliable Financial And Other Information, Investors May Lose Confidence In Our SEC Reports.

We reported material weaknesses in the effectiveness of our internal controls over financial reporting related to the lack of segregation of duties and the need for a stronger internal control environment.  In addition, we concluded that our disclosure controls and procedures were ineffective.  Internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP.  Disclosure controls generally include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Effective internal controls over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial and other reports and effectively prevent fraud. If we cannot maintain effective internal controls or provide reliable financial or SEC reports or prevent fraud, investors may lose confidence in our SEC reports, our operating results and the trading price of our common stock could suffer and we might become subject to litigation.

We Currently Have A Sporadic, Illiquid, Volatile Market For Our Common Stock, And The Market For Our Common Stock May Remain Sporadic, Illiquid, And Volatile In The Future.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future and will likely be subject to wide fluctuations in response to several factors, including, but not limited to:

•	actual or anticipated variations in our results of operations;
•	our ability or inability to generate revenues;
•	the number of shares in our public float;
•	increased competition; and
•	conditions and trends in the market for vehicle leasing services.

Furthermore, because our common stock is traded on the OTCBB, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to the actual value of the Company, and not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

ITEM 2. PROPERTIES

The Company leases approximately 6,000 square feet of office space from a limited liability corporation that is owned by the Company’s Chief Executive Officer and a significant shareholder, at the rate of $20,000 per month.  Beginning in September 2010, the Company and the lessor agreed to reduce the monthly rent to $15,000 per month for the balance of the lease term. The lease was renewed for a term of one year on July 31, 2011, at a monthly rental rate of $15,000 per month. The Company also has the right to four additional one year extensions.  Any extensions under the lease shall be at a monthly rental cost mutually agreeable by the parties.  The payment of the rental costs due under the lease is secured by a lien on all of the Company's goods and personal property located within the leased premises.  Rent expense under the lease amounted to $180,000 and $220,000 for the years ended December 31, 2011 and 2010, respectively.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The common stock of The Mint Leasing, Inc. commenced trading on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “LGCC” on August 14, 2006.  Effective July 21, 2008, we changed our name and the trading symbol became “MLES”. On February 23, 2011, we were automatically delisted from the OTC Bulletin Board due to the fact that no market maker quoted our common stock on the OTC Bulletin Board for a period of four or more days; provided that our common stock was re-quoted on the OTCBB on April 27, 2011.

The following table sets forth the high and low trading prices of one (1) share of our common stock for each fiscal quarter over the past two fiscal years. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW

December 31, 2011	$0.15	$0.01
September 30, 2011	$0.07	$0.01
June 30, 2011	$0.07	$0.01
March 31, 2011	$0.07	$0.03

December 31, 2010	$0.09	$0.05
September 30, 2010	$0.10	$0.05
June 30, 2010	$0.19	$0.03
March 31, 2010	$0.50	$0.10

As of April 10, 2012, we had 82,414,980 shares of common stock issued and outstanding held by approximately 59 shareholders of record, no shares of Series A Convertible Preferred Stock issued and outstanding and 2,000,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

No amendment to the Company’s Series A Stock shall be made while such Series A Stock is issued and outstanding to amend, alter or repeal the Articles of Incorporation or Bylaws of the Company to adversely affect the rights of the Series A Stock holders; authorize or issue any additional shares of preferred stock; or effect any reclassification of the Series A Stock unless a majority of the outstanding Series A Stock vote to approve such modification or amendment.

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

No amendment to the Company’s Series B Stock shall be made while such Series B Stock is issued and outstanding to amend, alter or repeal the Articles of Incorporation or Bylaws of the Company to adversely affect the rights of the Series B Stock holders; authorize or issue any additional shares of preferred stock; or effect any reclassification of the Series B Stock unless a majority of the outstanding Series B Stock vote to approve such modification or amendment.

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

The following table provides information as of December 31, 2011 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	2,000,000(1)	$3.00	22,900,000
Equity compensation plans not approved by the security holders	-	-	-
Total	2,000,000(1)	$3.00	22,900,000

(1) Includes options to purchase 2,000,000 common shares of stock granted to Jerry Parish, the Company’s President and sole Director in July 2008 (all of which have vested to date), in connection with his employment agreement with Mint Texas which was assumed by Mint Nevada on the closing date of the merger. The exercise price of the options is $3.00 per share and the options expire ten years after the grant date. One third of the options may be exercised respectively on the first, second and third anniversary of the grant date. The Company recorded the transaction as part of its recapitalization.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which the Company sold Asher a convertible note in the amount of $68,000, bearing interest at the rate of 8% per annum (the “Convertible Note”) which Convertible Note was amended in October 2011, to be effective as of August 2011. The Convertible Note provided Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to the greater of (a) 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date; and (b) $0.00009 per share.  The Convertible Note, which accrued interest at the rate of 8% per annum, was payable, along with interest thereon on May 7, 2012.  Asher converted $10,000 of the amount owed under the Convertible Note into 190,476 shares of the Company’s common stock ($0.525 per share) in February 2012.  In March 2012, the Company repaid 150% of the remaining principal balance due under the Convertible Note pursuant to its terms and accrued interest thereon, for an aggregate of $90,003.  As such, no amount currently remains outstanding under the Convertible Note as of the date of this filing.

The Company evaluated the Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, the security does not constitute a derivative liability as the Company has obtained authorization from a majority of its shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur.

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended for the above conversion of the Convertible Note into shares of our common stock, as the securities were exchanged by the Company with its existing security holder exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the remainder of the 2012 fiscal year, we plan to continue investigating opportunities to support our long-term growth initiatives. We are exploring opportunities to increase the Company’s capital base through institutional or bank funding, the issuance by the Company of additional common or preferred stock and/or the issuance of convertible debt, which may not be available on favorable terms if at. The Company has also historically engaged various consultants from time to time in an effort to help facilitate the Company’s ability to raise funding. Without access to additional capital in the form of debt or equity, the Company’s ability to add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio, after paying its debt servicing costs.  While the cash flow from its current lease portfolio is sufficient to service the Company’s debts and expenses (assuming the continued renewal/extension of its outstanding credit facilities described below), it may not generate sufficient excess cash to allow the Company to enter into enough new leases to generate a profit.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011, COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

For the year ended December 31, 2011, total revenues were $10,765,300, compared to $11,990,452 for the year ended December 31, 2010, an decrease in total revenues of $1,225,152 or 10% from the prior period.  For the year ended December 31, 2011, revenues from sales-type leases, net, decreased $547,384 or 7% to $7,616,969 for the year ended December 31, 2011, from $8,164,353 for the year ended December 31, 2010.  Revenues from amortization of unearned income related to sales-type leases decreased $825,282 or 18% to $3,148,331 for the year ended December 31, 2011, from $3,826,009 for the year ended December 31, 2010.

The decrease in revenues from sales-type leases, net, was primarily due to the Company’s inability to obtain new financing during the year ended December 31, 2011.  Although the Company was unable to borrow any funds under the Comerica Bank facility or the Moody Bank facility (described in greater detail below) during 2011, the slightly lower principal payments and lower interest payments gave the Company the ability to deploy cash to purchase additional vehicles.  The Company believes that if it had access to additional capital during the year ended December 31, 2011, its revenues would have been even higher.

Cost of revenues decreased $2,769,951 or 24% to $8,816,913 for the year ended December 31, 2011, compared to $11,586,863 for the year ended December 31, 2010.  Cost of sales-type leases decreased as a result of lower costs incurred purchasing vehicles for the year ended December 31, 2011, compared to the year ended December 31, 2010.  The costs of vehicles decreased due to the Company’s ability to negotiate better terms with the car dealers since the Company’s increased emphasis on fleet leases meant that the Company could buy several vehicles at a time rather than a single vehicle.  The emphasis on fleet leasing also led to purchases of somewhat less expensive vehicles for the new leases.

Repossession and cancelled lease expense decreased by $2,443,402 or 36% to $4,288,347 for the year ended December 31, 2011, compared to $6,731,749 for the year ended December 31, 2010.  This decrease in costs associated with early lease terminations and repossessions of vehicles is the result of a concentrated effort to locate and repossess vehicles in the prior year, and a decreasing number of early lease terminations.

Gross profit increased $1,544,798 or 83% to a gross profit of $1,948,387 for the year ended December 31, 2011 compared to a gross profit of $403,589 for the year ended December 31, 2010.  Gross profit increased as a result of the decrease in cost of revenues discussed above.

Gross profit as a percentage of revenues was 18% for the year ended December 31, 2011 compared to 3% for the year ended December 31, 2010.  As stated above, the increases in the gross profit in actual dollars and as a percentage of revenues are primarily attributable to the decrease in costs associated with repossessions and cancelled leases.

General and administrative expenses were $1,967,265 and $2,053,230, for the years ended December 31, 2011 and December 31, 2010, respectively, resulting in a decrease of $85,965 or 4% from the prior period.  The decrease in general and administrative expense was primarily the result of a continued focus by management to reduce overhead costs throughout 2011.

Other expense, consisting solely of interest expense, was $1,601,289 and $1,789,869 for the years ended December 31, 2011 and December 31, 2010, respectively.   The main reason for the $188,576 or 11% decrease in interest expense for the year ended December 31, 2011, compared to the year ended December 31, 2010, was due to lower outstanding debt balances in 2011 compared to 2010.

Income tax expense was $736,620 for the year ended December 31, 2010, compared to no interest tax expense for the year ended December 31, 2011.

The Company had a net loss of $1,616,284 for the year ended December 31, 2011, compared to a restated net loss of $4,171,042 for the year ended December 31, 2010, an improvement in net loss of $2,554,758 or 61% from the prior period.  The decrease in net loss during 2011 was the cumulative effect of the decrease in revenues from sales-type leases; the decrease in cost of sales-type leases; a decrease in revenues from the amortization of unearned income; the decrease in cost of revenues associated with repossessions and cancelled leases; a decrease in general and administrative expenses; and a decrease in interest expense. There was no tax expense or benefit recognized for the year ended December 31, 2011, compared to $736,620 of tax expense for the year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $25,608,548 as of December 31, 2011, which included cash of $151,796, investment in sales-type leases, net, of $25,033,096, vehicle inventory of $388,200, property and equipment, net, of $35,077, and Other Assets of $379..

We had total liabilities as of December 31, 2011 of $24,669,091, which included $432,932 of accounts payable and accrued liabilities, $23,338,159 of amounts under our senior credit facilities and $898,000 payable to related parties.

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (now Comerica Bank “Comerica Bank”) that matured on October 2, 2009.  On or around October 27, 2009, the Company entered into a Modification, Renewal and Extension Agreement and an Amended and Restated Loan Agreement in connection with its $33,000,000 line of credit facility with Comerica Bank (collectively the “Renewal”).  On or around July 30, 2010, we entered into a Modification Agreement with Comerica Bank to modify and amend the Renewal.  On December 14, 2010, and effective November 10, 2010, we entered into an additional Modification Agreement with Comerica Bank to modify and amend the Renewal (the “Modification”).  On April 13, 2011, and effective as of March 10, 2011, the Company entered into an additional Modification Agreement with Comerica Bank (the "March 2011 Modification").

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

The outstanding amount of the Renewal at the time of the parties' entry into the March 2011 Modification was $22,648,222, and the March 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $160,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning April 10, 2011 and continuing until August 10, 2011, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on September 10, 2011.  Additionally, each month, we are required to pay Comerica Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Comerica Bank as a result of the monthly payment.

On October 27, 2011 and effective September 10, 2011, the Company entered into an additional Modification Agreement with Comerica Bank (the “September 2011 Modification”), to modify and amend the Renewal.

The September 2011 Modification, similar to the Modification and March 2011 Modification modified and amended our required borrowing base and minimum net worth requirements under the Renewal, which factor into whether we are in compliance with the terms and conditions of and/or in default of the terms of the Renewal.

The outstanding amount of the Renewal on the effective date of the September 2011 Modification was $21,846,701, and the September 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $260,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning October 10, 2011 and continuing until March 10, 2012, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on March 10, 2012.  Additionally, each month, we were required to pay Comerica Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Comerica Bank as a result of the monthly payment.

The September 2011 Modification did not otherwise materially amend or modify the terms of the Renewal, which evidences a Secured Note Payable (the "Note Payable"); except that it increased the interest rate of the Note Payable to the prime rate plus 2.5%, compared to the prime rate plus 2% (as was previously provided under the terms of the Note Payable), in each case subject to a floor of 6%.

Comerica Bank also agreed pursuant to the terms of the September 2011 Modification that we could prepay and satisfy the entire outstanding amount of the Note Payable if we are able to pay Comerica Bank an aggregate of $17,500,000 by December 31, 2011 (the “Pre-Payment Right”), which pre-payment we were unable to accomplish.

On March 30, 2012, and with an effective date of March 10, 2012, Comerica Bank agreed to extend the due date of the Renewal until June 10, 2012 and to forbear from enforcing certain covenants of the Renewal and we agreed to increase the amount of interest payable under the Renewal to the prime rate plus 3.5%, subject to a floor of 6%, which rate is currently 6.75% per annum, increase the monthly payments due under the Renewal to $275,000 per month, and pay fees associated with the extension totaling $210,000 (the “March 2012 Extension”).  The outstanding balance on the Note Payable as of the effective date of the March 2012 Extension was $20,372,657.

At December 31, 2011, the outstanding balance on the Note Payable was $21,160,783. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2011 and 2012.

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Comerica Bank.  At December 31, 2011 and 2010, the Company was not in compliance with all debt covenants under the credit facility with Comerica Bank.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009, which the Company was not in compliance with. The outstanding balance at December 31, 2009 was $1,679,319 and subsequent to December 31, 2009, Moody advanced an additional $820,681; increasing the outstanding balance to $2,500,000.  On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principal and interest of $37,817, with the remaining balance due at maturity. At December 31, 2010, the outstanding balance on the Revolver was $2,279,434.  Additionally, at December 31, 2010, we were not in compliance with certain of the covenants required by the Revolver, which failure was waived by Moody Bank pursuant to the Third Renewal, described below.  Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remained at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provided for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012.  At December 31, 2011, the outstanding balance on the Revolver was $1,887,393.  On March 29, 2012 and effective March 1, 2012, Moody Bank agreed to enter into a Fourth Renewal, Extension and Modification Agreement (the “Fourth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2013 and we agreed to pay monthly payments of principal and interest due under the Revolver of $57,500 per month until maturity.  The amount outstanding under the Revolver at the time of the parties’ entry into the Fourth Renewal was $1,822,767.

At December 31, 2011, the outstanding balance on the Revolver was $1,887,393.  Additionally, at December 31, 2011, we were not in compliance with certain of the covenants required by the Revolver.

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

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with the same third party in the amount of $142,000, with a maturity date of March 26, 2012.  The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012.  The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2011 was $142,000.

On November 28, 2011, the Company entered into a Promissory Note with another third party in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2011 was $100,000.

In August 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which the Company sold Asher a convertible note in the amount of $68,000, bearing interest at the rate of 8% per annum (the “Convertible Note”) which Convertible Note was amended in October 2011, to be effective as of August 2011, which amendments are reflected in the description of the Convertible Note below. The Convertible Note provided Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to the greater of (a) 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date; and (b) $0.00009 per share.  The Convertible Note, which accrued interest at the rate of 8% per annum, was payable, along with interest thereon on May 7, 2012.  Asher was prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock.  The Company had the right to repay the Convertible Note prior to maturity (or conversion), provided that it pays 120% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 60 days after the issuance date; 125% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 61 and 90 days after the issuance date; 135% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 140% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 150% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date.  After 180 days had elapsed from the issuance date the Company had no right to repay the Convertible Note.   Asher converted $10,000 of the amount owed under the Convertible Note into 190,476 shares of the Company’s common stock ($0.525 per share) in February 2012.   In March 2012, the Company repaid 150% of the remaining principal balance due under the Convertible Note pursuant to its terms and accrued interest thereon, for an aggregate of $90,003.  As such, no amount currently remains outstanding under the Convertible Note as of the date of this filing.

The Company had notes and advances payable to Jerry Parish, Victor Garcia and an affiliate of $898,000 and $913,800 as of December 31, 2011 and December 31, 2010, respectively.  These notes and advances payable are non-interest bearing and subordinated to the credit facilities with the banks.  Accordingly, they have been classified as long term. The Company imputed interest on these note payables at a rate of 8.75% per year.  Interest expense of $37,616, and $37,943 was recorded as contributed capital for the years ended December 31, 2011 and 2010, respectively.

We generated $1,950,569 in cash from operating activities for the year ended December 31, 2011, which was mainly from collections and reductions of net investment in sales-type leases of $3,506,176, and a decrease in vehicle inventory of $78,150.  Non-cash charges for the period included the change in the allowance for doubtful accounts, depreciation, and imputed interest which were $425,247, $27,019, and $37,616, respectively, which also contributed positively to the cash provided by operating activities. Additionally, paid-in capital of $23,458 related to the Convertible Note described above also had a positive impact on the cash provided from operating activities.  Those items negatively impacting the cash provided by operations for the year ended December 31, 2011 were the net loss of $1,616,284, and a decrease in accounts payable and accrued expenses of $530,432.

We had no cash used in investing activities for the year ended December 31, 2011.

We had $2,052,521 of net cash used in financing activities for the year ended December 31, 2011, which was due to $2,245,721 of payments on notes payable and $85,800 of payments on related party notes, offset by $70,000 of shareholder loans, and $210,000 of new financing.

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

We continue to explore opportunities to increase the Company’s capital base through the sale of additional common or preferred stock and/or the issuance of debt. The sale in the future of additional equity or convertible debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that such financing will be available to the Company in amounts or on terms acceptable to us, or at all.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE MINT LEASING, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Mint Leasing, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of The Mint Leasing, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders' equity and cash flows for the twelve month periods then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Mint Leasing, Inc. as of December 31, 2011 and 2010 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has a significant amount of debt due within the next 12 months. The Company has historically been successful at renegotiating their loans and renewing such loans. If the Company is not successful in obtaining renewals or renegotiating it loans these matters raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the 2010 consolidated financial statements have been restated to correct errors in the consolidated financial statements resulting from the over accrual of deferred tax assets and investments in sales-type leases.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 16, 2012

The Mint Leasing, Inc.
Consolidated Balance Sheets
December 31, 2011 and 2010

ASSETS	2011	2010 (Restated)

Cash and cash equivalents	$151,796	$253,748
Investment in sales-type leases, net of allowance of $465,048 and $905,895 respectively	25,033,096	28,964,517
Vehicle inventory	388,200	466,350
Property and equipment, net	35,077	62,096
Other assets	379	-
TOTAL ASSETS	$25,608,548	$29,746,711

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$432,932	$963,364
Credit facilities	23,338,159	25,394,897
Notes payable to related parties	898,000	913,800
TOTAL LIABILITIES	24,669,091	27,272,061

STOCKHOLDERS' EQUITY
Preferred stock Series A, 18,000,000 shares authorized at $0.001 par value, 0 and 0 shares outstanding, respectively	-	-
Preferred stock Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 and 2,000,000 shares outstanding, respectively	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 82,224,504 and 82,224,504 shares issued and outstanding, respectively	82,225	82,225
Additional paid in capital	9,438,107	9,357,016
Retained (deficit)	(8,582,875)	(6,966,591)
TOTAL STOCKHOLDERS’ EQUITY	939,457	2,474,650
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,608,548	$29,746,711

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
Consolidated Statements of Operations For the Years Ended December 31, 2011 and 2010

	2011	2010 (Restated)
REVENUES
Sales-type leases, net	$7,616,969	$8,164,353
Amortization of unearned income related to sales-type leases	3,148,331	3,826,099
Total Revenues	10,765,300	11,990,452

COST OF REVENUES
Cost of sales-type leases	4,528,566	4,855,114
Repossession and cancelled lease expense	4,288,347	6,731,749
Total Cost of Revenues	8,816,913	11,586,863

GROSS PROFIT (LOSS)	1,948,387	403,589

GENERAL AND ADMINISTRATIVE EXPENSE	1,967,264	2,053,230

PROFIT (LOSS) BEFORE OTHER (EXPENSE) FROM CONTINUING OPERATIONS	(18,877)	(1,649,641)

OTHER INCOME (EXPENSE)
Other income	3,882	5,088
Interest expense	(1,601,289)	(1,789,869)
Total Other Income (Expense)	(1,597,407)	(1,784,781)

(LOSS) BEFORE INCOME TAX	(1,616,284)	(3,434,422)

Income Tax Expense	-	736,620

NET INCOME (LOSS)	$(1,616,284)	$(4,171,042)

Basic average shares outstanding	82,224,504	82,224,504
Basic and Diluted Earnings Per Share	$(0.03)	$(0.05)

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2011 and 2010
	Preferred Series A		Preferred Series B		Common Stock		Additional	Retained	Total
Description	Number	Dollar	Number	Dollar	Number	Dollar	Paid In Capital	Earnings (Deficit)	Stockholders' Equity

Balance, December 31, 2009 (Restated)	-	$-	2,000,000	$2,000	82,224,504	$82,225	$9,319,073	$(2,795,549)	$6,607,606

Imputed interest on related party Notes	-	-	-	-	-	-	37,943	-	37,943

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	-	(4,171,042)	(4,171,042)
Balance, December 31, 2010 (Restated)	-	$-	2,000,000	$2,000	82,224,504	$82,225	$9,357,016	$(6,966,591)	$2,474,650
Imputed interest on related party Notes	-	-	-	-	-	-	37,616	-	37,616

Beneficial conversion feature - Asher	-	-	-	-	-	-	43,475	-	43,475

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	(1,616,284)	(1,616,284)
Balance, December 31, 2011	-	$-	2,000,000	$2,000	82,224,504	$82,225	$9,438,107	$(8,582,875)	$939,457

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	2011	2010 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,616,284)	$(4,171,042)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	27,019	41,844
Amortization of debt costs		99,000
Bad debt expense	425,247	126,213
Debt discount amortization	23,458	-
Imputed interest	37,616	37,943
Deferred income taxes	-	736,620
Change in operating assets and liabilities:
Net investment in sales-type leases	3,506,174	5,879,876
Inventory	78,150	299,340
Prepaid expenses and other assets	(379)	-
Accounts payable and accrued expenses	(530,432)	(241,640)
Net Cash provided by Operating Activities	1,950,569	2,808,154

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Credit Facilities and Notes Payable	(2,246,721)	(5,090,180)
Proceeds from Credit Facilities	210,000	1,020,681
J Proceeds from Notes to Related Parties	70,000	498,500
Payments on Notes from Related Parties	(85,800)	(215,000)
Net Cash (used in) Financing Activities	(2,052,521)	(3,785,999)

INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	(101,952)	(977,845)

CASH and CASH EQUIVALENTS, AT BEGINNING OF PERIOD	253,748	1,231,593

C CASH and CASH EQUIVALENTS, AT END OF PERIOD	$151,796	$253,748

Cash paid for interest	$1,601,291	$1,751,926
Cash paid for taxes	$-	$-

Supplemental disclosure of cash flow information
Note Discount - Asher	$43,475	$-

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

For the years ended December 31, 2011 and 2010, amortization of unearned income totaled $3,148,331 and $3,826,009, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D.  Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s).  Vehicles that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue.  Total cost of sales was $8,816,913 and $11,586,863 for the years ending December, 2011 and 2010, respectively.

E.  Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are considered cash equivalents and are included in cash and cash equivalents in the accompanying balance sheets.  At December 31, 2011 and 2010, the Company had cash of $151,796 and $253,748, respectively. The Company had no cash equivalents at December 31, 2011 and 2010.

At December 31, 2011 and 2010, the Company had no deposits that exceeded FDIC insurance coverage limits.

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

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2011 and 2010 totaled $14,604 and $10,586, respectively.

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

We adopted the provisions of the FASB’s guidance related to accounting for uncertainty as to income tax positions on January 1, 2008. As of December 31, 2011 and 2010, we had no liabilities included on the consolidated balance sheets associated with uncertain tax positions. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

N. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  At December 31, 2011 and 2010, we have common stock equivalents as follows:

	2011	2010
Stock options	2,100,000	2,100,000
Convertible Preferred Stock	20,000,000	20,000,000
Convertible Debt	1,857,923	-
Warrants	300,000	300,000
Total	24,257,923	22,400,000

O. Preferred Stock Rights and Privileges

We have a total of 20,000,000 shares of preferred stock (the “Preferred Stock”) authorized.  The rights and privileges of the Preferred Stock are detailed as follows:

Series A Convertible Preferred Stock

As of December 31, 2011, we had 185,000 shares of Series A Convertible Preferred Stock designated and 0 shares issued and outstanding.

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

No amendment to the Company’s Series A Stock shall be made while such Series A Stock is issued and outstanding to amend, alter or repeal the Articles of Incorporation or Bylaws of the Company to adversely affect the rights of the Series A Stock holders; authorize or issue any additional shares of preferred stock; or effect any reclassification of the Series A Stock unless the holders of a majority of the outstanding Series A Stock vote to approve such modification or amendment.

Series B Convertible Preferred Stock

As of December 31, 2011, we had 2,000,000 shares of Series B Convertible Preferred Stock designated, authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

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

P. Fair Value of Financial Instruments

On January 1, 2008, the Company adopted a new standard related to the accounting for financial assets and financial liabilities and items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. This standard provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Fair value measurements are based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs, and are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company would use the most advantageous market, which is the market that the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

On January 1, 2009, the Company adopted an accounting standard for applying fair value measurements to certain assets, liabilities and transactions that are periodically measured at fair value. The adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are routinely recognized or disclosed at fair value. This standard clarifies how a company should measure the fair value of liabilities, and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective for the Company on October 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

The fair value accounting standard creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:
Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Q. Effect of New Accounting Pronouncements

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

R. Reclassification

Certain amounts reported in the prior period financial statements may have been reclassified to the current period presentation.

NOTE 3 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its previously issued finance statements for matters related to the following previously reported items:

1. The Company evaluated the discount rates applied to their investment in sales-type leases and determined the rates used were generally lower when compared to the rate implicit in the lease. This caused the unearned income of each lease to be lower than actual effectively overstating investment in sales-type leases and understating amortization of unearned income.

2. The Company evaluated the need for a valuation allowance against our deferred tax asset carried at $1,913,110, as previously reported at December 31, 2010.  After review of all available evidence, it was determined that it is more likely than not (i.e., greater than 50% probability) that some portion or the entire deferred tax asset will not be realized. We have therefore, removed the effect of the income tax benefit and recorded an income tax expense for the balance of the deferred tax asset resulting in a full valuation allowance as of December 31, 2010.

The following table presents the impact of the financial statement adjustments on our previously reported consolidated balance sheet at December 31, 2010:

	December 31, 2010
	Previously		As
ASSETS	Reported	Adjustments	Restated

Cash and cash equivalents	$253,748		$253,748
Investment in sales-type leases, net	30,626,592	(1,662,075)	28,964,517
Vehicle inventory	466,350		466,350
Property and equipment, net	62,096		62,096
Deferred tax asset	1,913,110	(1,913,110)	0
TOTAL ASSETS	$33,321,896	$(3,575,185)	$29,746,711

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	963,363		963,364
Credit facilities	25,394,897		25,394,897
Notes payable to related parties	913,800		913,800
TOTAL LIABILITIES	27,272,060	0	27,272,061

STOCKHOLDERS' EQUITY
Preferred stock Series A, 18,000,000 shares	0		0
authorized at $0.001 par value, 0 and 0 shares
outstanding, respectively
Preferred stock Series B, 2,000,000 shares	2,000		2,000
authorized at $0.001 par value, 2,000,000
and 0 shares outstanding, respectively
Common stock, 480,000,000 shares authorized	82,225		82,225
at $0.001 par value, 82,224,504 and 82,224,504
shares issued and outstanding, respectively
Additional paid in capital	9,357,016		9,357,016
Retained (deficit)	(3,391,405)	(3,575,185)	(6,966,591)
TOTAL STOCKHOLDERS EQUITY	6,049,836	(3,575,185)	2,474,650

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	33,321,896	(3,575,185)	29,746,711

The following table presents the impact of the financial statement adjustments on our previously reported consolidated statement of operations for the year ended December 31, 2010:

	For the Year Ended December 31, 2010
	Previously		As
	Reported	Adjustments	Restated

REVENUES
Sales-type leases, net	$8,164,353		$8,164,353
Amortization of unearned income related	3,777,092	49,007	3,826,099
to sales-type leases
Total Revenues	11,941,445	49,007	11,990,452

COST OF REVENUES
Cost of sales-type leases	4,855,114		4,855,114
Repossession and cancelled lease expense	6,731,749		6,731,749
Total Cost of Revenues	11,586,863		11,586,863

GROSS PROFIT (LOSS)	354,582	49,007	403,589

GENERAL AND ADMINISTRATIVE EXPENSE	2,053,230		2,053,230

(LOSS) BEFORE OTHER (EXPENSE) FROM CONTINUING
OPERATIONS	(1,698,648)	49,007	(1,649,641)

OTHER (EXPENSE)
Other income	5,088		5,088
Interest expense	(1,789,869)		(1,789,869)
Total Other (Expense)	(1,784,781)		(1,784,781)

(LOSS) BEFORE TAX	(3,483,429)	49,007	(3,434,422)

Income Tax (Benefit)	(1,176,491)	1,913,111	736,620

NET (LOSS)	$(2,306,938)	$(1,864,104)	$(4,171,042)

Basic average shares outstanding	82,224,504		82,224,504
Basic Earnings Per Share	$(0.03)		$(0.05)

NOTE 4 - NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2014. Following is a summary of the components of the Company’s net investment in sales-type leases at December 31, 2011 and 2010:

	2011	2010
Total Minimum Lease Payments to be Received	$19,834,161	$27,091,548
Residual Values	12,594,447	12,142,447
Lease Carrying Value	32,428,608	39,233,995
Less: Allowance for Uncollectible Amounts	(465,048)	(905,895)
Less: Unearned Income	(6,930,464)	(9,363,583)
Net Investment in Sales-Type Leases	$25,033,096	$28,964,517

NOTE 5 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Cost and accumulated depreciation of equipment and leasehold improvements as of December 31, 2011 and 2010 are as follows:

	2011	2010
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	179,572	179,572
Total	283,533	283,533
Less: Accumulated Depreciation	(248,456)	(221,437)
Net Property and Equipment	$35,077	$62,096

Depreciation expense charged to operations was $27,019 and $41,844 for the years ended December 31, 2011 and 2010, respectively.

NOTE 6– CREDIT FACILITIES

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The credit agreement also requires the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009; which the Company did not meet. At December 31, 2009, the availability under the $10,000,000 Revolver was limited to $2,500,000. The outstanding balance at December 31, 2009 was $1,679,319. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days at which time an additional $820,681 was advanced to the Company. On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”).  The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principle and interest of $37,817, with the remaining balance due at maturity. Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal").  Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remains at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provides for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012, which credit facility has since been extended as described under Note 14. On March 29, 2012 and effective March 1, 2012, Moody Bank agreed to enter into a Fourth Renewal, Extension and Modification Agreement (the “Fourth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2013 and we agreed to pay monthly payments of principal and interest due under the Revolver of $57,500 per month until maturity.  The amount outstanding under the Revolver at the time of the parties’ entry into the Fourth Renewal was $1,822,767.

At December 31, 2011, the outstanding balance on the Revolver was $1,887,393.  Additionally, at December 31, 2011, we were not in compliance with certain of the covenants required by the Revolver.

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (now Comerica Bank “Comerica Bank”) that matured on October 2, 2009.  On or around October 27, 2009, the Company entered into a Modification, Renewal and Extension Agreement and an Amended and Restated Loan Agreement in connection with its $33,000,000 line of credit facility with Comerica Bank (collectively the “Renewal”). On or around July 30, 2010, we entered into a Modification Agreement with Comerica Bank to modify and amend the Renewal.  On December 14, 2010, and effective November 10, 2010, we entered into an additional Modification Agreement with Comerica Bank to modify and amend the Renewal (the “Modification”).  On April 13, 2011, and effective as of March 10, 2011, the Company entered into an additional Modification Agreement with Comerica Bank (the "March 2011 Modification").

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

The outstanding amount of the Renewal at the time of the parties' entry into the March 2011 Modification was $22,648,222, and the March 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $160,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning April 10, 2011 and continuing until August 10, 2011, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on September 10, 2011.  Additionally, each month, we are required to pay Comerica Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Comerica Bank as a result of the monthly payment.

On October 27, 2011 and effective September 10, 2011, the Company entered into an additional Modification Agreement with Comerica Bank (the “September 2011 Modification”), to modify and amend the Renewal.

The September 2011 Modification, similar to the Modification and March 2011 Modification modified and amended our required borrowing base and minimum net worth requirements under the Renewal, which factor into whether we are in compliance with the terms and conditions of and/or in default of the terms of the Renewal.

The outstanding amount of the Renewal on the effective date of the September 2011 Modification was $21,846,701, and the September 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $260,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning October 10, 2011 and continuing until March 10, 2012, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on March 10, 2012, which credit facility has since been extended as described under Note 14.  Additionally, each month, we are required to pay Comerica Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Comerica Bank as a result of the monthly payment.

The September 2011 Modification did not otherwise materially amend or modify the terms of the Renewal, which evidences a Secured Note Payable (the "Note Payable"); except that it increased the interest rate of the Note Payable to the prime rate plus 2.5%, compared to the prime rate plus 2% (as was previously provided under the terms of the Note Payable), in each case subject to a floor of 6%.

Comerica Bank also agreed pursuant to the terms of the September 2011 Modification that we could prepay and satisfy the entire outstanding amount of the Note Payable if we are able to pay Comerica Bank an aggregate of $17,500,000 by December 31, 2011 (the “Pre-Payment Right”), which we were unable to accomplish.

On March 30, 2012, and with an effective date of March 10, 2012, Comerica Bank agreed to extend the due date of the Renewal until June 10, 2012 and to forbear from enforcing certain covenants of the Renewal and we agreed to increase the amount of interest payable under the Renewal to the prime rate plus 3.5%, subject to a floor of 6%, which rate is currently 6.75% per annum, increase the monthly payments due under the Renewal to $275,000 per month, and pay fees associated with the extension totaling $210,000 (the “March 2012 Extension”).  The outstanding balance on the Note Payable as of the effective date of the March 2012 Extension was $20,372,657.

At December 31, 2011, the outstanding balance on the Note Payable was $21,160,783. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2011 or subsequent years.

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Comerica Bank.  At December 31, 2011 and 2010, the Company was not in compliance with all debt covenants under the credit facility with Comerica Bank.

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

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with the same third party in the amount of $142,000, with a maturity date of March 26, 2012.  The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012.  The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2011 was $142,000.

In August 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which the Company sold Asher a convertible note in the amount of $68,000, bearing interest at the rate of 8% per annum (the “Convertible Note”) which Convertible Note was amended in October 2011, to be effective as of August 2011. The Convertible Note provided Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to the greater of (a) 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date; and (b) $0.00009 per share.  The Convertible Note, which accrued interest at the rate of 8% per annum, was payable, along with interest thereon on May 7, 2012, but was previously repaid in March 2012. The note’s convertible feature was valued and resulted in a debt discount of $43,475, which is being amortized over the life, using the effective interest method.

The Company evaluated the Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, the security does not constitute a derivative liability as the Company has obtained authorization from a majority of its shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur.

On November 28, 2011, the Company entered into a Promissory Note with another third party in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2011 was $100,000.

The following table summarizes the credit facilities, promissory notes, and convertible note discussed above for the years ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Credit Facility - Comerica Bank	$21,160,783	$23,015,463
Credit Facility - Moody Bank	1,887,393	2,279,434
Convertible note payable – Asher notes, net of discount of $20,017 and $0 at December 31, 2011 and December 31, 2010, respectively	47,983	-
Promissory Notes	242,000	100,000
Total notes payable	$23,338,159	$25,394,897

We believe that the Company has adequate cash flow being generated from its investment in sales-type leases and inventories to meet its financial obligations to the banks in an orderly manner, provided we are able to continue to renew the current credit facilities when they come due and the outstanding balances are amortized over a four to five year period.  The Company has historically been able to negotiate such renewals with its lenders.  However, there is no assurance that the Company will be able to negotiate such renewals in the future on terms that will be acceptable to the Company. In the future, if we are not able to negotiate renewals and/or expansion of our current credit facilities, we may be required to seek additional capital by selling debt or equity securities. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that such financing will be available to the Company in amounts or on terms acceptable to us, or at all.

NOTE 7– FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments as of December 31, 2011 and 2010 are set forth below:

	December 31, 2011
	Carrying Value	Estimated Fair Value
Financial assets:
Investment in sales-type leases – net (a)	25,033,096	25,033,096

	December 31, 2010
	Carrying Value	Estimated Fair Value
Financial assets:
Investment in sales-type leases – net (a)	28,964,517	28,964,517

(a)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This valuation is a type 3 indicator.

NOTE 8 -RELATED PARTY TRANSACTIONS

Under an informal arrangement, consulting fees totaling $0 and $306,800 were paid to a shareholder for services rendered during the years ended December 31, 2011 and 2010, respectively.  During 2011 and 2010, Mr. Parish received cash compensation of $315,000 and $379,995, respectively. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2011 and 2010.The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011, which included an adjacent property at the rate of $20,000 per month. In conjunction with the Company's cost reduction efforts the monthly rental payment was reduced to $15,000 per month during the latter part of 2010 and all of 2011. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market.  Rent expense under the lease amounted to $180,000 and $220,000 for the years ended December 31, 2011 and 2010, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of December 31, 2011 and December 31, 2010 were $898,000 and $913,800, respectively.  These notes payable are non-interest bearing and due upon demand.  The Company imputed interest on these notes payable at a rate of 8.75% per year.  Interest expense of $37,616, and $37,943 was recorded as contributed capital for the years ended December 31, 2011 and 2010, respectively.

NOTE 9– COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - ONGOING RELATIONSHIPS WITH FINANCIAL INSTITUTIONS

Management has had a long standing relationship with the financial institutions that are currently providing its credit facilities. The Company has a history of successfully working with its lenders in negotiating previous modifications and extensions, and believes that it will continue to be able to do so in the future. Such extensions or modifications are critical to the Company’s ability to meet its financial obligations and execute its business plan. Currently the majority of the amounts due to the Company's lenders are due within the next 12 months and this amount exceeds the current and readily available of assets available to satisfy these obligations.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities should the Company not be able to continue to modify or extend its credit facilities. See Note 6 for further details.

NOTE 11 – FINANCING RECEIVABLES

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

The following table discloses the recorded investment in financing receivables by credit quality indicator as at December 31, 2011 (in thousands):

Net
Investment
in Leases
Current	$22,948
Performing	1,115
Poor	970

Total	$25,033

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

The Company’s net investment leases on nonaccrual status as of December 31, 2011 are as follows (in thousands):

	Recorded	Related
	Investment	Allowance
Net investment in leases	$270	$(270)

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

The Company’s aged financing receivables as of December 31, 2011 are as follows (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$23,116	$1,467	$915	$25,498	$-	$25,498	$(465)	$25,033

The Company recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of December 31, 2011 (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$23,116	$1,467	$645	$25,228	$-	$25,228	$(195)	$25,033

Activity in our reserves for credit losses for the year ended December 31, 2011 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2011	$906
Provision for bad debts	426
Recoveries	-
Write-offs and other	(867)
Balance December 31, 2011	$465

Our reserve for credit losses and minimum lease payments associated with our investment in sales- type lease balances disaggregated on the basis of our impairment method were as follows as of December 31, 2011 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$1,467
Ending balance: individually evaluated for impairment	915
Ending balance	$2,381

The following table discloses the recorded investment in financing receivables by credit quality indicator as at December 31, 2010 (in thousands):

Net
Investment
in Leases
Current	$25,025
Performing	1,306
Poor	2,634

Total	$28,965

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

The Company’s aged financing receivables as of December 31, 2010 are as follows (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$25,025	$1,958	$2,888	$29,871	$-	$29,871	$(906)	$28,965

The Company’s recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of December 31, 2010 (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$25,025	$1,958	$2,365	$29,438	$-	$29,348	$(397)	$28,951

Activity in our reserves for credit losses for the year ended December 31, 2010 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2010	$1,260
Provision for bad debts	126
Recoveries	-
Write-offs and other	(480)
Balance December 31, 2010	$906

Our reserve for credit losses and minimum lease payments associated with our investment in direct financing and sales- type lease balances disaggregated on the basis of our impairment method were as follows as of December 31, 2010 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$1,958
Ending balance: individually evaluated for impairment	2,888
Ending balance	$4,846

NOTE 12 – DEFERRED INCOME TAX

The Company uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.

On January 1, 2007, the Company adopted an accounting standard which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This standard provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return.

During both 2011 and 2010, the Company incurred a net loss and therefore had no tax liability.  The Company does not have any material uncertain income tax positions.  As a result, the net deferred tax asset generated by the loss carry forward has been fully reserved.  The cumulative net operating loss carry forward is approximately $6,888,455 and $5,360,264 at December 31, 2011 and 2010, respectively, and will expire in the years 2020 through 2030.

 At December 31, 2011 and 2010, the deferred tax assets consisted of the following:

	December 31, 2011	December 31, 2010
Deferred tax asset	$2,410,959	$1,876,092
Less: Valuation allowance	$(2,410,959)	$(1,876,092)
Net deferred tax asset	$-	$-

NOTE 13 –OPTIONS AND WARRANTS

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

A summary of activity under the Employee Stock Plans for the years ended December 31, 2011 and 2010 is presented below:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2009	2,100,000	$2.91
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	-	$-
Outstanding – December 31, 2010	2,100,000	$2.91
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	(100,000)	$1.01
Distributed	-	$-
Outstanding/exercisable – December 31, 2011	2,000,000	$2.91
Outstanding/exercisable – December 31, 2010	2,100,000	$2.91

The following table summarizes information about outstanding warrants at December 31, 2011 and 2009:

Year Issued	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price
2010	300,000	3.50	$0.50
2011	300,000	2.50	$0.50

NOTE 14 – SUBSEQUENT EVENTS

Asher converted $10,000 of the amount owed under the Convertible Note into 190,476 shares of the Company’s common stock ($0.525 per share) in February 2012.  In March 2012, the Company repaid the entire remaining balance due under the Convertible Note and accrued interest for an aggregate of $90,003 and the Convertible Note was cancelled.

On March 29, 2012 and effective March 1, 2012, Moody Bank agreed to enter into a Fourth Renewal, Extension and Modification Agreement (the “Fourth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2013 and we agreed to pay monthly payments of principal and interest due under the Revolver of $57,500 per month until maturity.  The amount outstanding under the Revolver at the time of the parties’ entry into the Fourth Renewal was $1,822,767.

On March 30, 2012, and with an effective date of March 10, 2012, Comerica Bank agreed to extend the due date of the Renewal until June 10, 2012 and to forbear from enforcing certain covenants of the Renewal and we agreed to increase the amount of interest payable under the Renewal to the prime rate plus 3.5%, subject to a floor of 6%, which rate is currently 6.75% per annum, increase the monthly payments due under the Renewal to $275,000 per month, and pay fees associated with the extension totaling $210,000 (the “March 2012 Extension”).  The outstanding balance on the Note Payable as of the effective date of the March 2012 Extension was $20,372,657.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As of the date of our assessment we concluded our internal controls over financial reporting were ineffective due to discovery of material weaknesses.

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

Jerry Parish, Age 69

Jerry Parish, founder of The Mint Leasing, Inc., currently serves as the Chief Executive Officer, Chief Financial Officer, President, Secretary and sole Director of the Company. Mr. Parish is an accomplished businessman, manager and salesman having spent his entire professional career in the automobile industry. Mr. Parish has served as both the Sales Manager and General Manager of several franchise dealerships in Texas, including Austin-Hemphill, Red McComb Automotive, Westway Ford and the Davis Chevrolet Organization. In recognition of Mr. Parish’s dedicated service to Red McComb Automotive, he received a number of awards including Salesman of the Year (in addition to his numerous “Salesman of the Month” awards). Mr. Parish, a native of Houston, Texas, began his career with military service in the United States Navy.

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

Involvement in Certain Legal Proceedings

Our sole Director has not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
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

Board of Directors Meetings

The Company had zero official meetings of the Board of Directors of the Company during the last fiscal year ending December 31, 2011.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the Board of Directors.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

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

Effective April 17, 2009, Gary W. Dugger resigned as a Director of the Company.

On October 28, 2009, the Board of Directors of the Company appointed Warren L. Williams as interim Chief Financial Officer of the Company as the Company conducted a search for a permanent Chief Financial Officer.

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

On February 3, 2011, Victor Garcia, resigned as a Director of the Company.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our Directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.

Based solely on the reports received by us and on the representations of the reporting persons, we believe that all required Directors, officers and greater than ten percent shareholders complied with applicable filing requirements during the fiscal years ended December 31, 2011 and 2010, except that:

(a)
Victor Garcia, a former Director of the Company and a greater than ten percent shareholder of the Company inadvertently did not timely file (i) a Form 3 filing relating Mr. Garcia’s initial ownership of securities in the Company dating back to July 2008, which Form 3 filing was subsequently filed in March 2010, and (ii) a Form 4 filing relating to the sale by Mr. Garcia of 12,000 shares of common stock on July 13, 2011, 600 shares of common stock on July 22, 2011, 500 shares of common stock on August 17, 2011, and 2,500 shares of the Company’s common stock on February 22, 2012, which Form 4 was subsequently filed on March 26, 2012.

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus($)	Stock Awards ($)	Options Awards ($)	All Other Compensation	Total ($)

Jerry Parish	2011	$315,000	$ -	$-	$-	$-	$315,000
CEO, CFO and President (1)	2010	$379,995	$ -	$-	$-	$-	$379,995

Warren L. Williams Former Chief Financial Officer (2) (4)	2010	$-	$-	$-	$-	$-	$-

Anacelia Olivarez (3) Executive Assistant and Former Chief Financial Officer	2011	$104,894	$-	$-	$-	$-	$104,894
	2010	$107,206	$-	$34,000	$-	$-	$141,205

John Colburn Sales Manager	2011	$130,000	$-	$-	$-	$-	$130,000
	2010	$135,000	$-	$17,000	$-	$-	$152,000

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

Board Compensation

None of the Company's Directors other than Mr. Parish (whose compensation is included in the table above, and who did not receive any consideration separate from the compensation provided to him as an officer of the Company, as provided above, for serving as a Director of the Company) during the year ended December 31, 2011, received any compensation during 2011.

The following table sets forth certain information concerning unexercised stock options for each named executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercis- able (1)	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Jerry Parish	2,000,000	-	-	3.00	7/18/2018	-	-	-	-

(1) In July 2008, the Company granted stock options to purchase 2,000,000 shares of common stock to Mr. Parish, in connection with the assumption of his employment agreement with Mint Texas. The exercise price of the options is $3.00 and the options expire ten years after the grant date.

Employment Agreement:

On July 18, 2008, the Company assumed a three year employment agreement between Mint Texas and Mr. Parish, originally effective as of July 10, 2008.  The employment agreement provides for a salary $675,000 per annum and a bonus payable quarterly equal to 2% of the Company’s “modified EBITDA” (as defined in the employment agreement), as well as a discretionary bonus payable at the option of the Company’s Board of Directors.  Upon the termination of the employment agreement for cause by the Company (as defined therein) or by Mr. Parish, without cause, Mr. Parish will receive only the benefits and compensation he has earned as of the termination date of the agreement.  Upon termination of the agreement by Mr. Parish for good cause (as defined therein) disability, or death, Mr. Parish is due his compensation for the remainder of the current calendar month, and for 12 months thereafter (or such shorter period as the agreement is in effect) and his pro rated bonus. During 2011 and 2010, Mr. Parish received cash compensation of $315,000 and $379,995, respectively. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2011 and 2010.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 10, 2012 with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) each named executive officer, and (4) all of our directors and executive officers as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after the date of this report are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 82,414,980 shares of common stock outstanding as of the date of this report.

Unless otherwise indicated, the address of each individual named below is the address of our executive offices at 323 N. Loop West, Houston, Texas, 77008.

	Shares of Common Stock Beneficially Owned		Total Voting Shares Beneficially Owned (2)
Name and Address of Beneficial Owner	Number	Percentage	Number	Percentage
Officers and Directors
Jerry Parish	42,439,436 (1)	49.2%	124,854,417(3)	74.8%
(All of the Officers and Directors as a Group (1 person))	42,439,436 (1)	49.2%	124,854,417(3)	74.8%

5% Shareholders
Victor Garcia 222 Detering Houston, Texas 77007	39,546,836	47.0%	39,546,836	24.0%

(1)            Includes stock options to purchase 2,000,000 shares of common stock. The exercise price of the options is $3.00 per share, and the options expire ten years after the grant date (July 10, 2008).

(2)           Takes into account the voting ability of the Company’s Series B Preferred Stock shares which allow the holder to vote a number of voting shares equal to the total number of voting shares of the Company issued and outstanding as of any record date for any shareholder vote plus one additional share. The Series B Convertible Preferred Stock shares are convertible at the option of the holder with 61 days notice to the Company into 10 shares of common stock for each share of preferred stock issued and outstanding, which conversion rate may be increased by the Company’s Board of Directors from time to time as provided in the preferred stock designation.  Mr. Parish holds all 2,000,000 outstanding shares of Series B Preferred Stock.

(3)           Includes the voting rights associated with the Company’s Series B Preferred Stock shares which are solely owned by Mr. Parish, as described above in footnote 2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under an informal arrangement, consulting fees totaling $0, $306,800 and $306,800 were paid to Mr. Garcia, a former Director of the Company, for services rendered during the years ended December 31, 2011, 2010 and 2009, respectively, and have been expensed in the accompanying financial statements.

In May 2010, Jerry Parish, our Chairman and Chief Executive Officer purchased 875,000 shares of our common stock in a private transaction for aggregate consideration of $80,000.

The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011, which included an adjacent property to be built, at the rate of $20,000 per month. In conjunction with the Company’s cost reduction efforts the monthly rental payment was reduced in September 2010 to $15,000 per month. The lease was renewed for a term of one year on July 31, 2011, at a monthly rental rate of $15,000 per month. The Company also has the right to four additional one year extensions.  Any extensions under the lease shall be at a monthly rental cost mutually agreeable by the parties. Rent expense under the lease amounted to $180,000 and $220,000 for the years ended December 31, 2011 and 2010, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of December 31, 2011 and December 31, 2010 were $898,000 and $913,800, respectively.  These notes payable are non-interest bearing and due upon demand.  The Company imputed interest on these notes payable at a rate of 8.75% per year.  Interest expense of $37,616, and $37,943 was recorded as contributed capital for the years ended December 31, 2011 and 2010, respectively.

On August 17, 2011, the Company and Mr. Parish entered into a three-year extension of the employment agreement, which employment agreement now expires on July 10, 2014.  None of the other terms or conditions of the July 2008 employment agreement were modified by the extension.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $66,000 and $71,500, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit No.	Description of Exhibit

3.1(2)	Amended and Restated Articles of Incorporation
3.2(2)	Amended and Restated Bylaws
3.3(3)	Amendment to the Bylaws of the Company
4.1(1)	Incentive Stock Option for 2,000,000 shares
4.2(1)	Designation of Series B Convertible Preferred Stock
4.3(2)	2008 Directors, Officers, Employees and Consultants Stock Option, Stock Warrant and Stock Award Plan
10.1(1)
Agreement and Plan of Reorganization among Legacy Communications Corporation, The Mint Leasing, Inc., a Texas corporation, and the shareholders of the Mint Leasing, Inc., dated July 18, 2008 (without Exhibits).

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Modification, Renewal and Extension Agreement with Sterling Bank
10.6(5)	Modification Agreement with Sterling Bank
10.7(5)	Third Renewal, Extension and Modification Agreement with Moody Bank
10.8(6)	Securities Purchase Agreement
10.9(6)	Convertible Promissory Note
10.10(6)	First Amendment to Employment Agreement with Jerry Parish
10.11(7)	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises, Inc.
10.12*	Fourth Renewal, Extension and Modification Agreement with Moody Bank
10.13*	March 2012 Extension Agreement with Comerica Bank
14.1(1)	Code of Ethics dated July 18, 2008
21.1(5)	Subsidiaries
31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(4) Filed as an exhibit to the Company’s Form 10-K, filed with the Commission on April 15, 2009, and incorporated herein by reference.

(5) Filed as an exhibit to the Company’s Form 10-K, filed with the Commission on April 15, 2011, and incorporated herein by reference.

(6) Filed as an exhibit to the Company’s Form 10-Q, filed with the Commission on August 22, 2011, and incorporated herein by reference.

(7) Filed as an exhibit to the Company’s Form 10-Q, filed with the Commission on November 14, 2011, and incorporated herein by reference.

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

THE MINT LEASING, INC.

DATED: April 13, 2012	By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer, Secretary, President
(Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jerry Parish	Chief Executive Officer	April 13, 2012
Jerry Parish	President, Secretary,
Chief Financial Officer
(Principal Accounting Officer) and Sole Director