Form 10-Q
period 2012-03-31
MINT LEASING INC
filed 2012-05-21
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-52051

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

                As of May 18, 2012, there were 82,414,980 shares of the registrant’s common stock, $0.001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS

Cash and cash equivalents	$308,961	$151,796
Investment in sales-type leases, net of allowance of $415,049 and $465,048, respectively	24,434,110	25,033,096
Vehicle inventory	545,400	388,200
Property and equipment, net	24,617	35,077
Other asset	4,629	379
TOTAL ASSETS	$25,317,717	$25,608,548

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$747,062	$432,932
Credit facilities	22,618,620	23,338,159
Notes payable to shareholders	898,000	898,000
TOTAL LIABILITIES	24,263,682	24,669,091

STOCKHOLDERS' EQUITY
Preferred stock; Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 shares outstanding at March 31, 2012 and December 31, 2011	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 82,414,980 and 82,224,504 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	82,415	82,225
Additional paid in capital	9,457,374	9,438,107
Retained earnings	(8,487,754)	(8,582,875)
Total Stockholders' Equity	1,054,035	939,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,317,717	$25,608,458

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2012
	2012	2011
		(restated)
REVENUES
Sales-type leases, net	$2,307,326	$2,219,172
Amortization of unearned income related to sales-type leases	699,479	691,726
Total Revenues	3,006,805	2,910,898

COST OF REVENUES	2,057,353	2,296,376
GROSS PROFIT	949,452	614,522
GENERAL AND ADMINISTRATIVE EXPENSE	448,632	415,584

INCOME (LOSS) FROM OPERATIONS	500,820	198,938

OTHER INCOME (EXPENSE)
Interest expense	(408,879)	(398,071)
Other income	35,183	-
Other (expense)	(32,003)	-
Total Other Income (Expense)	(405,699)	(398,071)

NET INCOME (LOSS)	$95,121	$(199,133)

Weighted average shares outstanding- Basic and fully diluted	82,324,975	82,224,504
Basic and Fully Diluted Earnings per Share:	$0.00	$(0.00)

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$95,121	$(199,133)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,460	10,461
Bad debt expense	50,000	110,198
Imputed interest on related party notes	9,457	9,343
Amortization of debt discount	20,017	-
Change in operating assets and liabilities:
Net investment in sales-type leases	548,986	549,868
Inventory	(157,200)	191,925
Other assets	(4,250)	-
Accounts payable and accrued expenses	314,130	(20,610)

Net Cash provided by operating activities	886,721	652,052

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Notes Payable	220,000	42,000
Payments on Notes Payable	(949,556)	(473,444)
Payment on loans from related parties	-	(50,000
Net Cash (used) by financing activities	(729,556)	(481,444)
INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	157,165	170,608

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	151,796	253,748
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$308,961	$426,345

	2012	2011
CASH PAID FOR:

Interest	$408,879	$398,071
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable	$10,000	$-

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

C. Basis of Presentation.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed on April 13, 2012.

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

For the three months ended March 31, 2012 and 2011, amortization of unearned income totaled $699,479 and $691,726, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D.  Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of  the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s).  Vehicles that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue.  Total cost of sales was $2,057,353 and $2,296,376 for the three months ending March 31, 2012 and 2011, respectively.

E.  Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents in the accompanying balance sheets.  At March 31, 2012 and December 31, 2011, the Company had cash of $308,961 and $151,796, respectively. The Company had no cash equivalents at March 31, 2012 and December 31, 2011.

At March 31, 2012 and December 31, 2011, the Company had no deposits that exceeded FDIC insurance coverage limits.

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

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the three months ended March 31, 2012 and 2011 totaled $303 and $987, respectively.

M.  Income Taxes

Upon completion of the July 18, 2008 transaction with Mint Nevada as more fully described in Note 1, Mint Texas ceased to be treated as an "S" Corporation for Income Tax purposes, resulting in (1) the imposition of income tax at the corporate level instead of the shareholder level and (2) the inability to continue to elect to be taxed on a cash basis.

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

We adopted the provisions of the FASB’s guidance related to accounting for uncertainty as to income tax positions on January 1, 2008. As of March 31, 2012 and December 31, 2011, we had no liabilities included on the consolidated balance sheets associated with uncertain tax positions. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

N. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  At March 31, 2012 and 2011, there was no difference between basic and diluted loss per share.

O. Preferred Stock Rights and Privileges

We have a total of 20,000,000 shares of preferred stock (the “Preferred Stock”) authorized.  The rights and privileges of the Preferred Stock are detailed as follows:

Series A Convertible Preferred Stock

As of March 31, 2012 and December 31, 2011, we had 185,000 shares of Series A Convertible Preferred Stock designated and 0 shares issued and outstanding.

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

Series B Convertible Preferred Stock

As of March 31, 2012 and December 31, 2011, we had 2,000,000 shares of Series B Convertible Preferred Stock designated, authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

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

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not goodwill impairment exists. When determining whether it is more likely than not impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our future financial statements.

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

NOTE 3 – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its previously issued financial statements for matters related to the following previously reported items:

1. The Company evaluated the discount rates applied to their investment in sales-type leases and determined the rates used were generally lower when compared to the rate implicit in the lease. This caused the unearned income of each lease to be lower than actual, effectively overstating investment in sales-type leases and understating amortization of unearned income.

2. The Company evaluated the need for a valuation allowance against our deferred tax asset carried at $2,016,969, as previously reported at March 31, 2011. After review of all available evidence, it was determined that it is more likely than not (i.e., greater than 50% probability) that some portion or the entire deferred tax asset will not be realized. We have therefore, removed the effect of the income tax benefit and recorded an income tax expense for the balance of the deferred tax asset resulting in a full valuation allowance as of March 31, 2011.

The following table presents the impact of the financial statement adjustments on our previously reported consolidated balance sheet at March 31, 2011:

	March 31, 2011
	Previously		As
ASSETS	Reported	Adjustments	Restated

Cash and cash equivalents	$424,356		$424,356
Investment in sales-type leases, net	29,868,919	(1,564,468)	28,304,451
Vehicle inventory	274,425		274,425
Property and equipment, net	51,636		51,636
Deferred tax asset	2,016,969	(2,016,969)	0
TOTAL ASSETS	$32,636,305	$(3,581,437)	$29,054,868

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	942,753		942,753
Credit facilities	24,963,453		24,963,453
Notes payable to related parties	863,800		863,800
TOTAL LIABILITIES	26,770,006		26,770,006

STOCKHOLDERS' EQUITY
Preferred stock Series A, 18,000,000 shares	0		0
authorized at $0.001 par value, 0 and 0 shares
outstanding, respectively
Preferred stock Series B, 2,000,000 shares	2,000		2,000
authorized at $0.001 par value, 2,000,000
and 0 shares outstanding, respectively
Common stock, 480,000,000 shares authorized	82,225		82,225
at $0.001 par value, 82,224,504 and 82,224,504
shares issued and outstanding, respectively
Additional paid in capital	9,366,359		9,366,359
Retained (deficit)	(3,584,285)	(3,581,437)	(7,165,722)
TOTAL STOCKHOLDERS EQUITY	5,866,299	(3,581,437)	2,284,862

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	32,636,305	(3,581,437)	29,054,868

The following table presents the impact of the financial statement adjustments on our previously reported consolidated statement of operations for the quarter ended March 31, 2011:

	For the Quarter Ended March 31, 2011
	Previously		As
	Reported	Adjustments	Restated

REVENUES
Sales-type leases, net	$2,219,172		$2,219,172
Amortization of unearned income related	594,119	97,607	691,726
to sales-type leases
Total Revenues	2,813,291	97,607	2,910,898

COST OF REVENUES
Total Cost of Revenues	2,296,376		2,296,376

GROSS PROFIT (LOSS)	516,915	97,607	614,522

GENERAL AND ADMINISTRATIVE EXPENSE	415,584		415,584

PROFIT (LOSS) BEFORE OTHER (EXPENSE) FROM
CONTINUING OPERATIONS	101,331	97,607	198,938

OTHER (EXPENSE)
	-		-
Interest expense	(398,071)		(398,071)
Total Other (Expense)	(398,071)		(398,071)

(LOSS) BEFORE TAX	(296,740)	97,607	(199,133)

Income Tax (Benefit)	(103,860)	103,860	-

NET (LOSS)	$(192,880)	$(6,253)	$(199,133)

Basic average shares outstanding	82,224,504		82,224,504
Basic Earnings Per Share	$(0.00)		$(0.00)

NOTE 4 - NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2017. Following is a summary of the components of the Company’s net investment in sales-type leases at March 31, 2012 and December 31, 2011:

	As of March 31, 2012	As of December 31, 2011

Total Minimum Lease Payments to be Received	$19,014,072	$19,834,161
Residual Values	12,563,266	12,594,447
Lease Carrying Value	31,577,338	32,428,608
Less: Allowance for Uncollectible Amounts	(415,049)	(465,048)
Less: Unearned Income	(6,728,179)	(6,930,464)
Net Investment in Sales-Type Leases	$24,434,110	$25,033,096

NOTE 5 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Cost and accumulated depreciation of equipment and leasehold improvements as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	179,573	179,573
Total	283,534	283,533
Less: Accumulated Depreciation	(258,917)	(248,456)
Net Property and Equipment	$24,617	$35,077

Depreciation expense charged to operations was $10,460 and $10,461 for the three months ended March 31, 2012 and 2011, respectively.

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

At March 31, 2012, the outstanding balance on the Revolver was $1,772,179.

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

The outstanding amount of the Renewal on the effective date of the September 2011 Modification was $21,846,701, and the September 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $260,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning October 10, 2011 and continuing until March 10, 2012, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on March 10, 2012, which credit facility has since been extended as described below.  Additionally, each month, we are required to pay Comerica Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Comerica Bank as a result of the monthly payment.

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

At March 31, 2012, the outstanding balance on the Note Payable was $20,384,441. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2012 or subsequent years.

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Comerica Bank.  At March 31, 2012 and 2011, the Company was not in compliance with all debt covenants under the credit facility with Comerica Bank.

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

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with the same third party in the amount of $142,000, with a maturity date of March 26, 2012.  The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012.  The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2012 and December 31, 2011 was $142,000.

In August 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which the Company sold Asher a convertible note in the amount of $68,000, bearing interest at the rate of 8% per annum (the “Convertible Note”) which Convertible Note was amended in October 2011, to be effective as of August 2011. The Convertible Note provided Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to the greater of (a) 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date; and (b) $0.00009 per share.  The Convertible Note, which accrued interest at the rate of 8% per annum, was payable, along with interest thereon on May 7, 2012, but was repaid in March 2012. The note’s convertible feature was valued and resulted in a debt discount of $43,475, which was fully amortized at the time of payment.

Asher converted $10,000 of the amount owed under the Convertible Note into 190,476 shares of the Company’s common stock ($0.0525 per share) in February 2012.  In March 2012, the Company prepaid the entire remaining balance due under the Convertible Note for an aggregate of $90,003 including penalty and interest.

On November 28, 2011, the Company entered into a Promissory Note with another third party in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2012 was $100,000.

In March 2012, the Company entered into a Promissory Note with another third party in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due in March, 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2012 was $220,000.

The following table summarizes the credit facilities, promissory notes, and convertible note discussed above for the period ended March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Credit Facility - Comerica Bank	$20,384,441	$21,160,783
Credit Facility - Moody Bank	1,772,179	1,887,393
Convertible Note Payable – Asher notes Net of discount of $20,017 at March 31, 2012 and December 31, 2011	-	47,983
Promissory Notes	462,000	242,000
Total notes payable	$22,618,620	$23,338,159

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments as of March 31, 2012 and December 31, 2011 are set forth below:

	March 31, 2012
	Carrying Value	Estimated Fair Value
Financial assets:
Investment in sales-type leases – net (a)	24,434,110	24,434,110

	December 31, 2011
	Carrying Value	Estimated Fair Value
Financial assets:
Investment in sales-type leases – net (a)	25,033,096	25,033,096

(a)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This valuation is a type 3 indicator.

NOTE 8 -RELATED PARTY TRANSACTIONS

The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011, which included an adjacent property at the rate of $20,000 per month. In conjunction with the Company's cost reduction efforts the monthly rental payment was reduced to $15,000 per month during the latter part of 2010, all of 2011, and the first three months of 2012. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market.  Rent expense under the lease amounted to $45,000 and $45,000 for the three months ended March 31, 2012 and 2011, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of March 31, 2012 and March 31, 2011 were $898,000 and $863,800, respectively.  These notes payable are non-interest bearing and due upon demand.  The Company imputed interest on these notes payable at a rate of 8.75% per year.  Interest expense of $9,457, and $9,343 was recorded as contributed capital for the three months ended March 31, 2012 and 2011, respectively.

NOTE 9 – CAPITAL STOCK TRANSACTIONS

In February 2012, Asher converted $10,000 of the amount owed under the Convertible Note (described in Note 6, above) into 190,476 shares of the Company’s common stock ($0.0525 per share).

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - ONGOING RELATIONSHIPS WITH FINANCIAL INSTITUTIONS

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

NOTE 12 – FINANCING RECEIVABLES

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

The following table discloses the recorded investment in financing receivables by credit quality indicator as at March 31, 2012 (in thousands):

Net
Investment
in Leases
Current	$23,152
Performing	700
Poor	582

Total	$24,434

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

The Company’s net investment leases on nonaccrual status as of March 31, 2012 are as follows (in thousands):

	Recorded	Related
	Investment	Allowance
Net investment in leases	$201	$(201)

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

The Company’s aged financing receivables as of March 31, 2012 are as follows (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances

Net investment in leases	$23,152	$830	$867	$24,849	$-	$24,849	$(415)	$24,434

The Company recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of March 31, 2012 (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$23,152	$830	$666	$24,648	$-	$24,648	$(214)	$24,434

Activity in our reserves for credit losses for the three months ended March 31, 2012 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2012	$465
Provision for bad debts	-
Recoveries	-
Write-offs and other	(50)
Balance March 31, 2012	$415

Our reserve for credit losses and minimum lease payments associated with our investment in sales- type lease balances disaggregated on the basis of our impairment method were as follows as of March 31, 2012 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$830
Ending balance: individually evaluated for impairment	867
Ending balance	$1,697

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

The Company’s aged financing receivables as of December 31, 2011 are as follows (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$23,116	$1,467	$915	$24,498	$-	$25,498	$(465)	$25,033

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

NOTE 13 – SUBSEQUENT EVENTS

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

At March 31, 2012, the outstanding balance on the Revolver was $1,772,179.

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

At March 31, 2012, the outstanding balance on the Note Payable was $20,384,441. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2012 or in subsequent years.

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Comerica Bank.  At March 31, 2012 and December 31, 2011, the Company was not in compliance with all debt covenants under the credit facility with Comerica Bank.

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

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with the same third party in the amount of $142,000, with a maturity date of March 26, 2012.  The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012.  The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2012 and December 31, 2011 was $142,000.

In August 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which the Company sold Asher a convertible note in the amount of $68,000, bearing interest at the rate of 8% per annum (the “Convertible Note”) which Convertible Note was amended in October 2011, to be effective as of August 2011. The Convertible Note provided Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to the greater of (a) 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date; and (b) $0.00009 per share.  The Convertible Note, which accrued interest at the rate of 8% per annum, was payable, along with interest thereon on May 7, 2012, but was previously repaid in March 2012. The note’s convertible feature was valued and resulted in a debt discount of $43,475, which was fully amortized at the time of payment.

Asher converted $10,000 of the amount owed under the Convertible Note into 190,476 shares of the Company’s common stock ($0.0525 per share) in February 2012.  In March 2012, the Company repaid the entire remaining balance due under the Convertible Note for an aggregate of $90,003 including penalty and interest.

On November 28, 2011, the Company entered into a Promissory Note with another third party in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2012 was $100,000.

In March 2012, the Company entered into a Promissory Note with another third party in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due in March, 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2012 was $220,000.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the remainder of fiscal 2012, we plan to continue investigating opportunities to support our long-term growth initiatives. We are exploring opportunities to increase the Company’s capital base through the issuance by the Company of additional common or preferred stock and/or the issuance of convertible debt, which may not be available on favorable terms, if at all. Without access to additional capital in the form of debt or equity the Company’s ability to add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio.  While the cash flow from its current lease portfolio is sufficient to service the Company’s debts and expenses (assuming the continued renewal/extension of its outstanding credit facilities), it may not generate sufficient excess cash to allow the Company to enter into enough new leases to generate a profit.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

For the three months ended March 31, 2012, total revenues were $3,006,805, compared to $2,910,898 for the three months ended March 31, 2011, an increase in total revenues of $95,907 or 3% from the prior period.  Revenues from sales-type leases, net, increased $88,154 or 4% to $2,307,326 for the three months ended March 31, 2012, from $2,219,172 for the three months ended March 31, 2011.  Revenues from amortization of unearned income related to sales-type leases increased $7,753 or 1% to $699,479 for the three months ended March 31, 2012, from $691,726 for the three months ended March 31, 2011. The increase in revenues from sales-type leases, net, was principally due to the slightly higher availability of internally-generated funds during the three months ended March 31, 2012 compared to the prior period. The  higher availability of funds to enter into new sales-type lease is due to borrowings from third party individuals, offset by higher principal payments on our credit facilities with senior lenders during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.  The small increase in revenues from amortization of unearned income related to sales-type leases was principally due to differences in the terms of new leases that were added versus the terms of leases that were terminated during the period.

Cost of revenues decreased $239,023 or 10% to $2,057,353 for the three months ended March 31, 2012, as compared to $2,296,376 for the three months ended March 31, 2011.  Cost of revenues decreased as a result of our ability to purchase vehicles at better prices and lower costs associated with early lease terminations.

Gross profit increased $334,930 to $949,452 for the three months ended March 31, 2012 compared to  $614,522 for the three months ended March 31, 2011.  The 55% increase in gross profit was due to the 3% increase in revenues and the 10% decrease in total cost of revenues.

General and administrative expenses were $448,632 and $415,584, for the three months ended March 31, 2012 and March 31, 2011, respectively, constituting an increase of $33,048 or 8% from the prior period.  The increase in general and administrative expenses was mainly associated with employee expenses and slightly higher legal and accounting expenses.

Total other expense was $405,699 and $398,071, for the three months ended March 31, 2012 and March 31, 2011, respectively, an increase of $7,628 or 2% from the prior period, which included an increase of $10,808 or 3% in interest expense to $408,879 for the three months ended March 31, 2012, compared to $398,071 for the three months ended March 31, 2011, and $32,003 of other expense for the three months ended March 31, 2012 compared to no other expense for the three months ended March 31, 2011, offset by $35,183 of other income for the three months ended March 31, 2012, compared to no other income for the three months ended March 31, 2011. The increase in interest expense for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, was due to the amortization of the debt discount associated with the Asher note, described above.

The Company had a net profit for the three months ended March 31, 2012 of $95,121 compared to a net loss of $199,133 for the three months ended March 31, 2011.  This improvement of $294,254 in net income was the result of the decrease in cost of revenues associated with new leases and the Company’s ability to control operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $25,317,717 as of March 31, 2012, which included cash and cash equivalents of $308,961, investment in sales-type leases, net, of $24,434,110, vehicle inventory of $545,400, net property and equipment of $24,617, and other asset of $4,629.

We had total liabilities as of March 31, 2012 of $24,263,682, which included $747,062 of accounts payable and accrued liabilities, $22,618,620 of amounts due under our credit facilities with senior lenders (described in greater detail below), and $898,000 of notes payable to related parties.

We generated $886,721 in cash from operating activities for the three months ended March 31, 2012, which was due to the net profit of $95,121, proceeds from collections and reductions of net investment in sales-type leases of $548,986, and an increase in accounts payable and accrued expenses of $314,130.  Non-cash charges for the period included depreciation of $10,460, imputed interest of $9,457, and $20,017 of amortization of debt discount, which also contributed positively to the cash provided by operating activities. Those items negatively impacting the cash provided by operations for the three months ended March 31, 2012, were an increase in inventory of $157,200 and a non-cash decrease in bad debt allowance of $50,000.

We generated $652,052 in cash from operating activities for the three months ended March 31, 2011, which was mainly due from collections and reductions of net investment in sales-type leases of $549,868, bad debt expense of $110,198 and a decrease in inventory of $191,925. Non-cash charges which also contributed positively to the cash provided by operating activities for the period included depreciation and imputed interest that were $10,461 and $9,343, respectively. Those items negatively impacting the cash provided by operations for the three months ended March 31, 2011, were the net loss of $199,133 and a decrease in accounts payable and accrued liabilities of $20,610.

Our cash balance was not affected by investing activities for the three months ended March 31, 2012 and December 31, 2011.

We had $729,556 of net cash used in financing activities for the three months ended March 31, 2012, which was due to $949,556 of payments on credit facilities, offset by $220,000 of net proceeds from new borrowings from credit facilities.

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

These control deficiencies were not resolved by March 31, 2012. The Company continues to work with an experienced third party accounting firm in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

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

We Will Need To Obtain Additional Financing To Continue To Execute On Our Business Plan.

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (now Comerica Bank “Comerica Bank”) that matured on October 2, 2009.  On or around October 27, 2009, the Company entered into a Modification, Renewal and Extension Agreement and an Amended and Restated Loan Agreement in connection with its $33,000,000 line of credit facility with Comerica Bank (collectively the “Renewal”). Subsequent thereto, the Company entered into various extensions and renewals of the Renewal, including the entry on March 30, 2012, and with an effective date of March 10, 2012, of an extension of the Renewal with Comerica Bank, which agreed to extend the due date of the Renewal until June 10, 2012 and to forbear from enforcing certain covenants of the Renewal and pursuant to which we agreed to increase the amount of interest payable under the Renewal to the prime rate plus 3.5%, subject to a floor of 6%, which rate is currently 6.75% per annum, increase the monthly payments due under the Renewal to $275,000 per month, and pay fees associated with the extension totaling $210,000 (the “March 2012 Extension”).  The outstanding balance on the Note Payable as of the effective date of the March 2012 Extension was $20,372,657. Additionally, each month, we are required to pay Comerica Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Comerica Bank as a result of the monthly payment.

The Renewal, as amended, evidences a Secured Note Payable (the "Note Payable"). At March 31, 2012, the outstanding balance on the Note Payable was $20,384,441. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2012 or subsequent years.

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Comerica Bank.  At March 31, 2012 and December 31, 2011, the Company was not in compliance with all debt covenants under the credit facility with Comerica Bank.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The Revolver has been extended and renewed from time to time thereafter, including on March 29, 2012 and effective March 1, 2012, when Moody Bank agreed to enter into a Fourth Renewal, Extension and Modification Agreement (the “Fourth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2013 and we agreed to pay monthly payments of principal and interest due under the Revolver of $57,500 per month until maturity.  The amount outstanding under the Revolver at the time of the parties’ entry into the Fourth Renewal was $1,822,767.

At March 31, 2012, the outstanding balance on the Revolver was $1,772,179.

The availability of our credit facilities and similar financing sources depends, in part, on factors outside of our control, including the availability of bank liquidity in general. The current disruptions in the capital markets have caused banks and other credit providers to restrict availability of new credit facilities and require more collateral and higher pricing upon renewal of existing credit facilities, if such facilities are renewed at all. Accordingly, as our existing credit facility matures, we may be required to provide more collateral in the form of finance receivables or cash to support borrowing levels which will affect our financial position, liquidity, and results of operations. In addition, higher pricing would increase our cost of funds and adversely affect our profitability.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which the Company sold Asher a convertible note in the amount of $68,000, bearing interest at the rate of 8% per annum (the “Convertible Note”) which Convertible Note was amended in October 2011, to be effective as of August 2011. The Convertible Note provided Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to the greater of (a) 61% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date; and (b) $0.00009 per share.  The Convertible Note, which accrued interest at the rate of 8% per annum, was payable, along with interest thereon on May 7, 2012.  Asher converted $10,000 of the amount owed under the Convertible Note into 190,476 shares of the Company’s common stock ($0.0525 per share) in February 2012.  In March 2012, the Company repaid 150% of the remaining principal balance due under the Convertible Note pursuant to its terms and accrued interest thereon, for an aggregate of $90,003.  As such, no amount currently remains outstanding under the Convertible Note as of the date of this filing.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

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

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Modification, Renewal and Extension Agreement with Sterling Bank
10.6(5)	Modification Agreement with Sterling Bank
10.7(5)	Third Renewal, Extension and Modification Agreement with Moody Bank
10.8(6)	Securities Purchase Agreement
10.9(6)	Convertible Promissory Note
10.10(6)	First Amendment to Employment Agreement with Jerry Parish
10.11(7)	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises, Inc.
10.12(8)	Fourth Renewal, Extension and Modification Agreement with Moody Bank
10.13(8)	March 2012 Extension Agreement with Comerica Bank
14.1(1)	Code of Ethics dated July 18, 2008
21.1(5)	Subsidiaries
31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(8) Filed as an exhibit to the Company’s Form 10-K, filed with the Commission on April 13, 2012, and incorporated herein by reference.

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

DATED: May 21, 2012
By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer and Chief Financial Officer,
Secretary and President
(Principal Executive Officer and Principal Accounting Officer)