Form 10-Q
period 2012-06-30
MINT LEASING INC
filed 2012-08-20
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

               As of August 15, 2012, there were 82,414,980 shares of the registrant’s common stock, $0.001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Cash and cash equivalents	$589,280	$151,796
Investment in sales-type leases, net of allowance of $415,049 and $465,048, respectively	23,943,425	25,033,096
Vehicle inventory	635,900	388,200
Property and equipment, net	27,183	35,077
Other asset	4,629	379
TOTAL ASSETS	$25,200,417	$25,608,548

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$365,546	$432,932
Credit facilities	22,223,744	23,338,159
Notes payable to shareholders	1,343,087	898,000
TOTAL LIABILITIES	23,932,377	24,669,091

STOCKHOLDERS' EQUITY
Preferred stock; Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 shares outstanding at June 30, 2012 and December 31, 2011	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 82,414,980 and 82,224,504 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	82,415	82,225
Additional paid in capital	9,466,832	9,438,107
Retained earnings	(8,283,207)	(8,582,875)
Total Stockholders' Equity	1,268,040	939,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,200,417	$25,608,458

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ending June 30, 2012	Three Months Ending June 30, 2011	Six Months Ending June 30, 2012	Six Months Ending June 30, 2011
		(restated)		(restated)
REVENUES
Sales-type leases, net	$1,883,217	$1,959,595	$4,190,543	$4,178,767
Amortization of unearned income related to sales-type leases	1,553,684	1,068,922	2,253,163	1,760,648
TOTAL REVENUES	3,436,901	3,028,517	6,443,706	5,939,415

COST OF REVENUES	2,459,631	2,726,500	4,516,984	5,022,876

GROSS PROFIT (LOSS)	977,270	302,017	1,926,722	916,539

GENERAL AND ADMINISTRATIVE EXPENSE	386,881	486,400	835,513	901,984

INCOME BEFORE OTHER INCOME (EXPENSE) FROM OPERATIONS	590,389	(184,383)	1,091,209	14,555

OTHER INCOME (EXPENSE)
Interest expense	(413,343)	(407,783)	(822,222)	(805,854)
Other Income	27,501	-	62,684	-
Other Expense	-	-	(32,003)	-
Total Other Income (Expense)	(385,842)	(407,783)	(791,541)	(805,854)

INCOME (LOSS) BEFORE INCOME TAXES	204,547	(592,166)	299,688	(791,299)

PROVISION (BENEFIT) FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$204,547	$(592,166)	$299,688	$(791,299)

Basic average shares outstanding	82,414,980	82,224,504	82,362,651	82,224,504

Basic earnings per share	$0.00	$(0.01)	$0.00	$(0.01)

 “See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$299,668	$(791,299)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,461	20,922
Bad debt expense	(50,001)	253,725
Imputed interest on related party notes	18,915	18,801
Amortization of debt discount	20,017	-
Change in operating assets and liabilities:
Net investment in sales-type leases	1,139,672	1,768,750
Inventory	(247,700)	139,275
Other assets	(4,250)	-
Accounts payable and accrued expenses	(67,386)	(520,004)

Net Cash provided by operating activities	1,119,397	890,170

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(2,567)	-
Net cash (used by investing activities	(2,567)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Notes Payable	470,000	42,000
Payments on Notes Payable	(1,594,432)	(1,056,014)
Borrowings on loans from related parties	445,087	10,000
Payments on loans from related parties	-	(50,000
Net Cash (used) by financing activities	(679,345)	(1,054,014)
INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	437,484	(163,844)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	151,796	253,748
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$589,280	$89,904

	2012	2011
CASH PAID FOR:

Interest	$663,221	$778,337
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable	$10,000	$-

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
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

For the six months ended June 30, 2012 and 2011, amortization of unearned income totaled $2,253,163 and $1,760,648, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D.  Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of  the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s).  Vehicles that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue.  Total cost of sales was $4,516,984 and $5,022,876 for the six months ending June 30, 2012 and 2011, respectively.

E.  Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents in the accompanying balance sheets.  At June 30, 2012 and December 31, 2011, the Company had cash of $589,280 and $151,796, respectively. The Company had no cash equivalents at June 30, 2012 and December 31, 2011.

At June 30, 2012 and December 31, 2011, the Company had no deposits that exceeded FDIC insurance coverage limits.

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

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the six months ended June 30, 2012 and 2011 totaled $7,651 and $1,187, respectively.

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

We adopted the provisions of the FASB’s guidance related to accounting for uncertainty as to income tax positions on January 1, 2008. As of June 30, 2012 and December 31, 2011, we had no liabilities included on the consolidated balance sheets associated with uncertain tax positions. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

N. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  At June 30, 2012 and 2011, there was no difference between basic and diluted earnings (loss) per share.

O. Preferred Stock Rights and Privileges

We have a total of 20,000,000 shares of preferred stock (the “Preferred Stock”) authorized.  The rights and privileges of the Preferred Stock are detailed as follows:

Series A Convertible Preferred Stock

As of June 30, 2012 and December 31, 2011, we had 185,000 shares of Series A Convertible Preferred Stock designated and 0 shares issued and outstanding.

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

Series B Convertible Preferred Stock

As of June 30, 2012 and December 31, 2011, we had 2,000,000 shares of Series B Convertible Preferred Stock designated, authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

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

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not goodwill impairment exists. When determining whether it is more likely than not impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether it is more likely than not that the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU did not have any material impact on our financial statements.

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

2. The Company evaluated the need for a valuation allowance against our deferred tax asset carried at $2,248,882, as previously reported at June 30, 2011. After review of all available evidence, it was determined that it is more likely than not (i.e., greater than 50% probability) that some portion or the entire deferred tax asset will not be realized. We have therefore, removed the effect of the income tax benefit and recorded an income tax expense for the balance of the deferred tax asset resulting in a full valuation allowance as of June 30, 2011.

The following table presents the impact of the financial statement adjustments on our previously reported consolidated balance sheet at June 30, 2011:

	June 30, 2011
	Previously		As
ASSETS	Reported	Adjustments	Restated

Cash and cash equivalents	$89,904		$89,904
Investment in sales-type leases, net	28,408,902	(1,417,337)	26,991,565
Vehicle inventory	327,075		327,075
Property and equipment, net	41,175		41,175
Deferred tax asset	2,248,882	(2,248,882)	0
TOTAL ASSETS	$31,115,938	$(3,666,219)	$27,449,719

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	443,358		443,358
Credit facilities	24,380,883		24,380,883
Notes payable to related parties	873,800		873,800
TOTAL LIABILITIES	25,398,041	0	25,398,041

STOCKHOLDERS' EQUITY
Preferred stock Series A, 18,000,000 shares	0		0
authorized at $0.001 par value, 0 and 0 shares
outstanding, respectively
Preferred stock Series B, 2,000,000 shares	2,000		2,000
authorized at $0.001 par value, 2,000,000
and 0 shares outstanding, respectively
Common stock, 480,000,000 shares authorized	82,225		82,225
at $0.001 par value, 82,224,504 and 82,224,504
shares issued and outstanding, respectively
Additional paid in capital	9,375,817		9,375,817
Retained (deficit)	(4,042,145)	(3,666,219)	(7,708,364)
TOTAL STOCKHOLDERS EQUITY	5,417,897	(3,666,219)	1,751,364

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	31,115,938	(3,666,219)	27,449,719

The following table presents the impact of the financial statement adjustments on our previously reported consolidated statement of operations for the quarter ended June 30, 2011:

	For the Quarter Ended June 30, 2011
	Previously		As
	Reported	Adjustments	Restated

REVENUES
Sales-type leases, net	$1,959,595		$1,959,595
Amortization of unearned income related	971,315	97,607	1,068,922
to sales-type leases
Total Revenues	2,930,910	97,607	3,028,517

COST OF REVENUES	2,726,500		2,726,500

GROSS PROFIT (LOSS)	204,410	97,607	302,017

GENERAL AND ADMINISTRATIVE EXPENSE	486,400		486,400

PROFIT (LOSS) BEFORE OTHER (EXPENSE) FROM
CONTINUING OPERATIONS	(281,990)	97,607	(184,383)

OTHER (EXPENSE)
	-		-
Interest expense	(407,783)		(407,783)
Total Other (Expense)	(407,783)		(407,783)

(LOSS) BEFORE TAX	(689,773)	97,607	(592,166)

Income Tax (Benefit)	(231,913)	231,913	-

NET (LOSS)	$(457,860)	$(134,306)	$(592,166)

Basic average shares outstanding	82,224,504		82,224,504
Basic Earnings Per Share	$(0.01)		$(0.01)

The following table presents the impact of the financial statement adjustments on our previously reported consolidated statement of operations for the six months ended June 30, 2011:

	For the Six Months Ended June 30, 2011
	Previously		As
	Reported	Adjustments	Restated

REVENUES
Sales-type leases, net	$4,178,767		$4,178,767
Amortization of unearned income related	1,565,434	195,214	1,760,648
to sales-type leases
Total Revenues	5,744,201	195,214	5,939,415

COST OF REVENUES	5,022,876		5,022,876

GROSS PROFIT (LOSS)	721,325	195,214	916,539

GENERAL AND ADMINISTRATIVE EXPENSE	901,984		901,984

PROFIT (LOSS) BEFORE OTHER (EXPENSE) FROM
CONTINUING OPERATIONS	(180,659	195,214	14,555

OTHER (EXPENSE)
Interest expense	(805.854)		(805.854)
Total Other (Expense)	(805.854)		(805.854)

(LOSS) BEFORE TAX	(986,513)	195,214	(791,299)

Income Tax (Benefit)	(335,773)	335,773	-

NET (LOSS)	$(650,740)	$(140,559)	$(791,299)

Basic average shares outstanding	82,224,504		82,224,504
Basic Earnings Per Share	$(0.01)		$(0.01)

NOTE 4 - NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2017. Following is a summary of the components of the Company’s net investment in sales-type leases at June 30, 2012 and December 31, 2011:

	As of June 30, 2012	As of December 31, 2011

Total Minimum Lease Payments to be Received	$18,199,348	$19,834,161
Residual Values	12,402,028	12,594,447
Lease Carrying Value	30,601,376	32,428,608
Less: Allowance for Uncollectible Amounts	(415,049)	(465,048)
Less: Unearned Income	(6,242,902)	(6,930,464)
Net Investment in Sales-Type Leases	$23,943,425	$25,033,096

NOTE 5 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Cost and accumulated depreciation of equipment and leasehold improvements as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	182,139	179,573
Total	286,100	283,533
Less: Accumulated Depreciation	(258,917)	(248,456)
Net Property and Equipment	$27,183	$35,077

Depreciation expense charged to operations was $10,461 and $20,922 for the six months ended June 30, 2012 and 2011, respectively.

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

At June 30, 2012, the outstanding balance on the Revolver was $1,677,303.  Additionally, at June 30, 2012, we were not in compliance with certain covenants required by the Revolver.

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

In July 2012, Comerica agreed to further extend the maturity date of the Renewal, provided that the Company has not formally entered into any extension or renewal agreements with Comerica to date and the final terms of such renewal or extension, including the extended due date of the Renewal is currently unknown at this time.

At June 30, 2012, the outstanding balance on the Note Payable was $19,834,441. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2012 or subsequent years.

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Comerica Bank.  At June 30, 2012 and 2011, the Company was not in compliance with all debt covenants under the credit facility with Comerica Bank.

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

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with the same third party in the amount of $142,000, with a maturity date of March 26, 2012.  The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012.  The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2012 and December 31, 2011 was $142,000.

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

On November 28, 2011, the Company entered into a Promissory Note with another third party in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2012 was $100,000.

In March 2012, the Company entered into a Promissory Note with another third party in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due in March, 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2012 was $220,000.

In May 2012, the Company entered into a Promissory Note with the same third party in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due in May, 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2012 was $250,000.

The following table summarizes the credit facilities, promissory notes, and convertible note discussed above for the period ended June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Credit Facility - Comerica Bank	$19,834,441	$21,160,783
Credit Facility - Moody Bank	1,677,303	1,887,393
Convertible Note Payable – Asher notes Net of discount of $0 and $20,017 at June 30, 2012 and December 31, 2011	-	47,983
Promissory Notes	712,000	242,000
Total notes payable	$22,223,744	$25,338,159

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments as of June 30, 2012 and December 31, 2011 are set forth below:

	June 30, 2012
	Carrying Value	Estimated Fair Value
Financial assets:
Investment in sales-type leases – net (a)	23,943,425	23,943,425

	December 31, 2011
	Carrying Value	Estimated Fair Value
Financial assets:
Investment in sales-type leases – net (a)	25,033,096	25,033,096

(a)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This valuation is a type 3 indicator.

NOTE 8 -RELATED PARTY TRANSACTIONS

The Company leased office and warehouse space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011, which included an adjacent property at the rate of $20,000 per month. The lease was renewed for a term of one year on July 31, 2011, at a monthly rental rate of $15,000 per month and has been renewed for a term of an additional year on July 31, 2012, at a monthly rental rate of $15,000 per month. In conjunction with the Company's cost reduction efforts the monthly rental payment was reduced to $15,000 per month during the latter part of 2010, all of 2011, and the first six months of 2012. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market.  Rent expense under the lease amounted to $90,000 and $90,000 for the three months ended June 30, 2012 and 2011, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of June 30, 2012 and June 30, 2011 were $1,343,087 and $873,000, respectively.  These notes payable are non-interest bearing and due upon demand.  The Company imputed interest on these notes payable at a rate of 8.75% per year.  Interest expense of $18,915 and $18,801 was recorded as contributed capital for the six months ended June 30, 2012 and 2011, respectively.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator as at June 30, 2012 (in thousands):

Net
Investment
in Leases
Current	$20,577
Performing	2,595
Poor	771

Total	$23,943

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

The Company’s net investment leases on nonaccrual status as of June 30, 2012 are as follows (in thousands):

	Recorded	Related
	Investment	Allowance
Net investment in leases	$145	$(145)

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

The Company’s aged financing receivables as of June 30, 2012 are as follows (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$20,577	$2,893	$888	$24,358	$-	$24,358	$(415)	$23,943

The Company recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of June 30, 2012 (in thousands):
					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$20,577	$2,893	$743	$24,213	$-	$24,213	$(270)	$23,943

Activity in our reserves for credit losses for the six months ended June 30, 2012 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2012	$465
Provision for bad debts	-
Recoveries	-
Write-offs and other	(50)
Balance June 30, 2012	$415

Our reserve for credit losses and minimum lease payments associated with our investment in sales- type lease balances disaggregated on the basis of our impairment method were as follows as of June 30, 2012 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$2,893
Ending balance: individually evaluated for impairment	888
Ending balance	$3,781

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

NOTE 12 –OPTIONS AND WARRANTS

In July 2008, the Company granted options to purchase 2,000,000 common shares of stock to a selling stockholder of Mint Texas, who was elected Director, President and CEO of Mint Nevada (see Note 1). The exercise price of the options is $3.00 per share and such options expire ten years after the grant date. One third of the options may be exercised respectively on the first, second and third anniversary of the grant date. The Company recorded the transaction as part of its recapitalization.

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

The following table summarizes information about outstanding warrants at December 31, 2011 and 2010:

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

Effective July 18, 2008, The Mint Leasing, Inc., a Texas corporation, which was incorporated on May 19, 1999, and commenced operations on that date (“Mint Texas”), a privately-held company, completed the Plan and Agreement of Merger between itself and the Company (for the purposes of this paragraph, “Mint Nevada”), and the two shareholders of Mint Texas (Jerry Parish, our sole officer and Director and Victor Garcia, our former Director), pursuant to which Mint Nevada acquired all of the issued and outstanding shares of capital stock of Mint Texas.   In connection with the acquisition of Mint Texas, Mint Nevada issued 70,650,000 shares of common stock, and 2,000,000 shares of Series B Convertible Preferred stock to the selling stockholders and owners of Mint Texas.   Additionally, the Company granted stock options to purchase 2,000,000 shares of common stock to Mr. Parish.  The exercise price of the options is $3.00 per share, and the options expire in 2018.  One-third of the options vested to Mr. Parish on the first, second and third anniversary of the grant date (July 28, 2008).  Consummation of the merger did not require a vote of the Mint Nevada shareholders.  As a result of the acquisition, the shareholders of Mint Texas own a majority of the voting stock of Mint Nevada as described below, Mint Texas is a wholly-owned subsidiary of Mint Nevada, and the Company (Mint Nevada) changed its name to The Mint Leasing, Inc. No prior material relationship existed between the selling shareholders and Mint Nevada, any of its affiliates, or any of its directors or officers, or any associate of any of its officers or directors.  Effective on July 18, 2008, our former operations as a developer and purchaser of radio stations ceased and since that date our operations have solely been the operations of Mint Texas, our wholly-owned subsidiary.

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

At June 30, 2012, the outstanding balance on the Revolver was $1,677,303. Additionally, at June 30, 2012, we were not in compliance with the tangible net worth covenant required by the Revolver (we were required to have a tangible net worth ratio of 2.5:1 or less and the Company's was 9:1 at June 30, 2012), which non-compliance was previously waived by Moody.

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

In July 2012, Comerica agreed to further extend the maturity date of the Renewal, provided that the Company has not formally entered into any extension or renewal agreements with Comerica to date and the final terms of such renewal or extension, including the extended due date of the Renewal is currently unknown at this time.

At June 30, 2012, the outstanding balance on the Note Payable was $19,834,441. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2012 or in subsequent years.

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Comerica Bank.  Additionally, at June 30, 2012, we were not in compliance with the tangible net worth (required to be $6.75 million and was $2.6 million at June 30, 2012) and debt to tangible net worth (required to be 4:1 and was approximately 9:1 at June 30, 2012) covenants required by the Revolver, which non-compliance has previously been waived by Comerica.

On June 5, 2010, the Company entered into an unsecured $100,000 note payable (“Note Payable”) with a third party to finance the purchase of vehicles for lease, which accrued interest at the rate of 15% per annum, payable monthly, was due on December 5, 2010, and was repaid during the year ended December 31, 2010.

On March 1, 2011, the Company entered into a Promissory Note with Pamela Kimmel, a third party, in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due on March 1, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. This note was paid off on March 26, 2011, with the proceeds of a new Promissory Note as described below.

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with Pamela Kimmel in the amount of $142,000, with a maturity date of March 26, 2012.  The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012.  The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2012 and December 31, 2011 was $142,000.

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

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez, a third party (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2012 was $100,000.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due in March, 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2012 was $220,000.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due in May, 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2012 was $220,000.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

For the three months ended June 30, 2012, total revenues were $3,436,901, compared to $3,028,517 for the three months ended June 30, 2011, an increase in total revenues of $408,384 or 14% from the prior period.  Revenues from sales-type leases, net, decreased $76,378 or 4% to $1,883,217 for the three months ended June 30, 2012, from $1,959,595 for the three months ended June 30, 2011.  Revenues from amortization of unearned income related to sales-type leases increased $484,762 or 45% to $1,553,684 for the three months ended June 30, 2012, from $1,068,922 (as restated) for the three months ended June 30, 2011. The decrease in revenues from sales-type leases, net, was principally due to the lower availability of internally-generated funds during the three months ended June 30, 2012 compared to the prior period. The  lower availability of funds to enter into new sales-type leases is due to higher principal payments required on our credit facilities with senior lenders during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.  This was partially offset by borrowings from a third party individual during the period.  The increase in revenues from amortization of unearned income related to sales-type leases was principally due to differences in the terms of new leases that were added versus the terms of leases that were terminated during the period.

Cost of revenues decreased $266,869 or 10% to $2,459,631 for the three months ended June 30, 2012, as compared to $2,726,500 for the three months ended June 30, 2011.  Cost of revenues decreased as a result of fewer vehicle purchases, our ability to purchase vehicles at better prices, and lower costs associated with early lease terminations.

Gross profit increased $675,253 to $977,270 for the three months ended June 30, 2012 compared to $302,017 for the three months ended June, 2011.  The 224% increase in gross profit was primarily due to the 14% increase in revenues and the 10% decrease in total cost of revenues.

General and administrative expenses were $386,881 and $486,400, for the three months ended June 30, 2012 and June 30, 2011, respectively, constituting a decrease of $99,519 or 21% from the prior period.  The decrease in general and administrative expenses was mainly associated with lower employee expenses and overall improved cost controls.

Total other expense was $385,842 and $407,783, for the three months ended June 30, 2012 and June 30, 2011, respectively, a decrease of $21,941 or 5% from the prior period. Interest expense increased for the three months ended June 30, 2012 to $413,343 compared to $407,783 for the three months ended June 30, 2011. The $5,560 or 1% increase in interest was due to the amortization of the debt discount associated with the Asher note described above, a higher interest rate applied to the outstanding balance on the senior bank debt, as well as a higher interest rate paid on the new third party debt incurred by the Company.  The higher interest expense was offset by other income of $27,501 for the three months ended June 30, 2012 versus no other income during the three months ended June 30, 2011.

The Company had a net profit for the three months ended June 30, 2012 of $204,547 compared to a restated net loss of $592,166 for the three months ended June 30, 2011.  This improvement of $796,713 in net income was the result of higher amortization of unearned income, a decrease in cost of revenues associated with new leases, and the Company’s ability to control operating expenses for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

For the six months ended June 30, 2012, total revenues were $6,443,706, compared to restated revenues of $5,939,415 for the six months ended June 30, 2011, an increase in total revenues of $504,291 or 9% from the prior period.  Revenues from sales-type leases, net, increased $11,776 or less than 1% to $4,190,543 for the six months ended June 30, 2012, from $4,178,767 for the six months ended June 30, 2011.  Revenues from amortization of unearned income related to sales-type leases increased $492,515 or 28% to $2,253,163 for the six months ended June 30, 2012, from $1,760,648 (as restated) for the six months ended June 30, 2011. The increase in revenues from sales-type leases, net, was principally due to the higher availability of internally-generated funds during the six months ended June 30, 2012 compared to the prior period. The  higher availability of funds to enter into new sales-type leases is due to borrowings from third party individuals, partially offset by higher principal payments on our credit facilities with senior lenders during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.  The increase in revenues from amortization of unearned income related to sales-type leases was principally due to differences in the terms of new leases that were added versus the terms of leases that were terminated during the period.

Cost of revenues decreased $505,892 or 10% to $4,516,984 for the six months ended June 30, 2012, as compared to $5,022,876 for the six months ended June 30, 2011.  Cost of revenues decreased as a result of our ability to purchase vehicles at better prices and lower costs associated with early lease terminations.

Gross profit increased $1,010,183 to $1,926,722 for the six months ended June 30, 2012 compared to restated gross profit of $916,539 for the six months ended June 30, 2011.  The 110% increase in gross profit was due to the 9% increase in total revenues and the 10% decrease in total cost of revenues.

General and administrative expenses were $835,513 and $901,984, for the six months ended June 30, 2012 and June 30, 2011, respectively, constituting a decrease of $66,471 or 7% from the prior period.  The decrease in general and administrative expenses was mainly associated with lower employee expenses partially offset by slightly higher legal and accounting expenses.

Total other expense was $791,541 and $805,854, for the six months ended June 30, 2012 and June 30, 2011, respectively, a decrease of $14,313 or 2% from the prior period, which included an increase of $16,368 or 2% in interest expense to $822,222 for the six months ended June 30, 2012, compared to $805,854 for the six months ended June 30, 2011, and $32,003 of other expense for the six months ended June 30, 2012 compared to no other expense for the six months ended June 30, 2011, offset by $62,684 of other income for the six months ended June 30, 2012, compared to no other income for the six months ended June 30, 2011. The increase in interest expense for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was due to the amortization of the debt discount associated with the Asher note described above, a higher interest rate applied to the outstanding balance on the senior bank debt, as well as a higher interest rate paid on the new third party debt incurred.

The Company had a net profit for the six months ended June 30, 2012 of $299,688 compared to a restated net loss of $791,299 for the six months ended June 30, 2011.  This improvement of $1,090,987 in net income was the result of the increase in total revenues, the decrease in total cost of revenues associated with new leases and the Company’s ability to control operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $25,200,417 as of June 30, 2012, which included cash and cash equivalents of $589,280, investment in sales-type leases, net, of $23,943,425, vehicle inventory of $635,900, net property and equipment of $27,183 and other assets of $4,629.

We had total liabilities as of June 30, 2012 of $23,932,377, which included $365,546 of accounts payable and accrued liabilities, $22,223,744 of amounts due under our credit facilities with senior lenders (described in greater detail above), and $1,343,087 of notes payable to related parties.

We generated $1,119,397 in cash from operating activities for the six months ended June 30, 2012, which was due to the net profit of $299,668, and proceeds from collections and reductions of net investment in sales-type leases of $1,139,672.  Non-cash charges for the period included depreciation of $10,461, imputed interest of $18,915, a decrease in bad debt allowance of $50,001, and $20,017 of amortization of debt discount, which also contributed positively to the cash provided by operating activities. Those items negatively impacting the cash provided by operations for the three months ended June 30, 2012, were an increase in inventory of $247,700, an increase in other assets of $4,250, and a decrease in accounts payable and accrued expenses of $67,386.

We had $2,567 used in investing activities for the six months ended June 30, 2012, which was due to the purchase of additional fixed assets.

We had $679,345 of net cash used in financing activities for the six months ended June 30, 2012, which was due to $1,594,432 of payments on credit facilities, offset by $470,000 of net proceeds from new borrowings from credit facilities and $445,087 in borrowings from related parties.

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

These control deficiencies were not resolved by June 30, 2012. The Company continues to work with an experienced third party accounting firm in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

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

Our Credit Facility With Comerica Bank Is Currently Past Due and While Comerica Has Agreed to Extend Such Credit Facility, the Terms of Such Extension Are Unknown At This Time.

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

In July 2012, Comerica agreed to further extend the maturity date of the Renewal, provided that the Company has not formally entered into any extension or renewal agreements with Comerica to date and the final terms of such renewal or extension, including the extended due date of the Renewal is currently unknown at this time.

The Renewal, as amended, evidences a Secured Note Payable (the "Note Payable"). At June 30, 2012, the outstanding balance on the Note Payable was $19,834,441. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2012 or subsequent years.

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Comerica Bank.  At June 30, 2012 and December 31, 2011, the Company was not in compliance with all debt covenants under the credit facility with Comerica Bank.

While we currently believe that the Comerica Bank facility will be formally extended shortly after the filing of this report, the terms of such extension are unknown, and such Credit Facility may not be further extended subsequent to such extension and we may be unable to refinance or repay such credit facility when it comes due. Our failure to extend, refinance or repay the credit facility and/or our default in the repayment of the facility could allow Comerica Bank to enforce its security interests, take over control of substantially all of our assets, or force us into Bankruptcy protection, any of which could cause the value of our securities to decline in value or become worthless and could force us to cease operations.

Our Credit Facility With Moody Bank Is Due On March 31, 2013.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The Revolver has been extended and renewed from time to time thereafter, including on March 29, 2012 and effective March 1, 2012, when Moody Bank agreed to enter into a Fourth Renewal, Extension and Modification Agreement (the “Fourth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2013 and we agreed to pay monthly payments of principal and interest due under the Revolver of $57,500 per month until maturity.  The amount outstanding under the Revolver at the time of the parties’ entry into the Fourth Renewal was $1,822,767.At June 30, 2012, the outstanding balance on the Revolver was $1,677,303.  The Moody Bank facility may not be further extended and we may be unable to refinance or repay such credit facility when it comes due. Our failure to extend, refinance or repay the credit facility and/or our default in the repayment of the facility could allow Moody Bank to enforce its security interests, take over control of certain of our assets, or force us into Bankruptcy protection, any of which could cause the value of our securities to decline in value or become worthless and could force us to cease operations.

We Will Need To Obtain Additional Financing To Continue To Execute On Our Business Plan and Continue as a Going Concern.

The availability of our credit facilities (as described above) and similar financing sources depends, in part, on factors outside of our control, including the availability of bank liquidity in general. The current disruptions in the capital markets have caused banks and other credit providers to restrict availability of new credit facilities and require more collateral and higher pricing upon renewal of existing credit facilities, if such facilities are renewed at all. Accordingly, as our existing credit facility matures, we may be required to provide more collateral in the form of finance receivables or cash to support borrowing levels which will affect our financial position, liquidity, and results of operations. In addition, higher pricing would increase our cost of funds and adversely affect our profitability.

The Comerica Bank and Moody Bank credit facilities may not be further extended.  Additionally, even if extended, the Company may not have sufficient funds on hand when the credit facilities mature to retire the debt. Accordingly, we will need to further extend the credit facility and/or seek alternative financing to repay such credit facilities.  Additionally, we may need additional credit to support our operations, which credit may not be available from our current banking institutions.  We also have approximately $670,000 of notes payable, which accrue interest at 12% per annum, which amount is due at various times from December 2012 to May 2013, as described in greater detail above, which we do not currently have funds to repay, but which we plan to repay from funds generated from our business activities.

We do not currently have any additional commitments of additional capital from third parties or from our sole officer and Director or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we choose to raise additional capital through the sale of debt or equity securities, such sales may cause substantial dilution to our existing shareholders.  If we are not able to extend the credit facilities or to raise the capital necessary to repay the credit facilities and our outstanding notes payable, we may be forced to abandon or curtail our business plan, which may cause any investment in the Company to become worthless.  Furthermore, if we are unable to continue as a going concern, we may be forced to file for Bankruptcy protection, may be forced to cease our filings with the Securities and Exchange Commission, and the value of our securities may decline in value or become worthless.

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

Mr. Parish, Our Sole Director, May, At His Own Discretion And Without Notice To Shareholders, Increase The Salary That He Pays Himself To The Amount Already Provided For In His Employment Agreement Or Any Other Amount He Determines In His Sole Discretion.

On July 18, 2008, the Company assumed a three year employment agreement between The Mint Leasing, Inc., a Texas corporation and Mr. Parish, originally effective as of July 10, 2008, which has since been extended until July 10, 2017.  The employment agreement provides for a salary $675,000 per annum and a bonus payable quarterly equal to 2% of the Company’s “modified EBITDA” (as defined in the employment agreement), as well as a discretionary bonus payable at the option of the Company’s Board of Directors (currently consisting solely of Mr. Parish).  During 2011 and 2010, Mr. Parish received cash compensation of $315,000 and $379,995, respectively. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2010, 2011 and 2012.  However, Mr. Parish can require the Company pay him the full amount due under the employment agreement (i.e., $675,000 per year plus a quarterly bonus of 2% of the Company’s “modified EBITDA”) at any time, at his own discretion, and without notice to the shareholders, subject only to the requirements of the Moody credit facility which requires that his salary remain below $400,000 per year.  Additionally, as Mr. Parish is the Company’s sole Director, he can unilaterally and without shareholder notice or approval, increase the amount he is paid under this employment agreement at any time.  In the event that Mr. Parish was to request to be paid the full amount due pursuant to the terms of his employment agreement, or he was to increase the amount he was due pursuant to the terms of the employment agreement, such increased payments would significantly increase the Company’s quarterly expenses and could materially adversely affect the Company’s results of operations, resulting in a decrease in the value of the Company’s common stock.  Additionally, a significant increase in Mr. Parish’s salary could prohibit the Company from paying its liabilities as they come due, decrease the funds the Company has available for working capital, and force the Company to curtail its operations and business plan.

Our Success In Executing On Our Business Plan Is Dependent Upon The Company’s Ability To Attract And Retain Qualified Personnel.

Our success depends heavily on the continued services of our executive management (i.e., our sole officer and Director) and employees.  Our employees are the nexus of our operational experience and customer relationships.  Our ability to manage business risk and satisfy the expectations of our customers, stockholders and other stakeholders is dependent upon the collective experience of our employees and our sole officer and Director.  The loss or interruption of services provided by our sole officer or Director could adversely affect our results of operations.  Additionally, the Company’s ability to successfully expand the business in the future will be directly impacted by its ability to hire and retain highly qualified personnel.

The Company Has Established Preferred Stock Which Can Be Designated By The Company’s sole Director Without Shareholder Approval And Has Established Series A and Series B Preferred Stock, Which Gives The Holders Majority Voting Power Over The Company.

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

Additional shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have distinctive designation or title as shall be determined by the Board of Directors of the Company, currently consisting solely of Mr. Parish (“Board of Directors”), prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. Because the Board of Directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company’s shareholders, shareholders of the Company will have no control over what designations and preferences the Company’s preferred stock will have. As a result of this, the Company’s shareholders may have less control over the designations and preferences of the preferred stock and as a result the operations of the Company.

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

Due To The Fact That The Company Leases Its Office and Warehouse Space and Automobile Lot From An Entity Partially Owned By Mr. Parish, The Company’s Majority Shareholder, Sole Officer And Sole Director, If Mr. Parish Was To Step Down As An Officer And Director Of The Company, The Company Could Be Forced To Seek Alternative Office, Warehouse and/or Automobile Lot Space.

The Company leases an approximately 27,000 square foot facility, which includes 6,000 square feet of office space and certain other adjacent property which it uses an automobile lot from a limited liability corporation that is owned by the Company’s sole officer and Director, Jerry Parish and Victor Garcia, a significant shareholder, at the rate of $20,000 per month.  Beginning in September 2010, the Company and the lessor agreed to reduce the monthly rent to $15,000 per month for the balance of the lease term. The lease was renewed for a term of one year on July 31, 2011, at a monthly rental rate of $15,000 per month. The Company also has the right to four additional one year extensions.  Any extensions under the lease shall be at a monthly rental cost mutually agreeable by the parties.  The payment of the rental costs due under the lease is secured by a lien on all of the Company's goods and personal property located within the leased premises. Because of the fact that the entity which leases the property to the Company is partially owned by Mr. Parish, our sole officer and Director, it is possible that if Mr. Parish were to resign as an officer and/or Director of the Company, he could choose not to renew the lease arrangement and we could be forced to find an alternative location for our operations and automobiles.  Such alternative lease location may be a higher monthly cost than our current lease arrangement and as such, our expenses could increase, creating a materially adverse effect on our results of operations and consequently, the value of our securities.

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

There Are Risks That We Will Not Be Able To Implement Our Business Strategy.

Our financial position, liquidity, and results of operations depend on our sole officer and Director’s ability to execute our business strategy. Key factors involved in the execution of the business strategy include achieving the desired leasing volume, the use of effective credit risk management techniques and strategies, implementation of effective lease servicing and collection practices, and access to significant funding and liquidity sources. Our failure or inability to execute any element of our business strategy could materially adversely affect our financial position, liquidity, and results of operations.

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

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. Specifically, we are required to prepare and file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  Additionally, our sole officer and Director and significant shareholders are required to file Form 3, 4 and 5’s and Schedule 13d/g’s with the SEC disclosing their ownership of the Company and changes in such ownership.  Furthermore, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices.  As a result, our management (i.e., our sole officer and Director) and other personnel are required to devote a substantial amount of time and resources to the preparation of required filings with the SEC and SEC compliance initiatives. Moreover, these filing obligations, rules and regulations increase our legal and financial compliance costs and quarterly expenses and make some activities more time-consuming and costly than they would be if we were a private company. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing has previously revealed deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses.  The costs and expenses of compliance with SEC rules and our filing obligations with the SEC, or our identification of deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, could materially adversely affect our results of operations or cause the market price of our stock to decline in value.

We Are Governed Solely By A Single Executive Officer And Director, And, As Such, There May Be Significant Risk To Us From A Corporate Governance Perspective.

Mr. Parish, our sole officer and Director, makes decisions such as the approval of related party transactions, the compensation of executive officers (provided that Mr. Parish currently serves as our sole officer), and the oversight of the accounting function. Additionally, because we only have one executive officer, there may be limited segregation of executive duties, and thus, there may not be effective disclosure and accounting controls.  In addition, Mr. Parish will exercise full control over all matters that require the approval of the Board of Directors, as he currently serves as the sole Director of the Company. Accordingly, the inherent controls that arise from the segregation of executive duties and review and/or approval of those duties by the Board of Directors may not prevail.  We have not adopted formal policies and procedures for the review, approval or ratification of transactions with our executive officers, Directors and significant shareholders (provided that Mr. Parish currently serves as our sole officer and Director). As such, the Company’s lease agreement with a partnership, which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia), the Company’s notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by Mr. Parish and Mr. Garcia, the Company’s employment agreement with Mr. Parish and the amounts previously paid to Mr. Garcia in consideration for consulting services rendered, were only approved by Mr. Parish as the Company’s sole Director, without Mr. Parish undertaking any formal review of those transactions.

We have not adopted corporate governance measures such as an audit or other independent committees as we presently do not have any independent Directors.  Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.  Due to the Company’s lack of formal policies and procedures for the review and approval of transactions with our executive officer, sole Director and significant shareholders, Mr. Parish will have the authority in his sole and absolute discretion to approve related party transactions.  This authority could lead to perceived or actual conflicts of interest between Mr. Parish and the Company.  Additionally, Mr. Parish may approve transactions or the terms of transactions which independent Directors may not have approved.  Investors should keep in mind that they will have no say in the related party transactions that Mr. Parish approves, that Mr. Parish has the sole authority to approve all related party transactions, and because of the above, Mr. Parish may approve transactions which are adverse to the interests of the shareholders of the Company.  Actual or perceived conflicts of interest between Mr. Parish and the Company’s other shareholders could cause the value of the Company’s common stock to decline in value or trade at levels lower than similarly situated companies that have policies and procedures in place for the review and approval of related party transactions.

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

Our sole Director may attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or convertible securities, convertible into shares of our common stock. Our sole Director has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock (either restricted shares in private placements or registered shares), possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s (i.e., our sole officer and Director’s) ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

We reported material weaknesses in the effectiveness of our internal controls over financial reporting related to the lack of segregation of duties and the need for a stronger internal control environment.  In addition, we concluded that our disclosure controls and procedures were ineffective and that material weaknesses existed in connection with such internal controls. Specially, we identified the following two material weaknesses in our internal control over financial reporting at the end of each period from December 31, 2007 through December 31, 2011:

 •           Inadequate and ineffective controls over the period-end financial reporting close process - The controls were not adequately designed or operating effectively to provide reasonable assurance that the financial statements could be prepared in accordance with GAAP. Specifically, we did not have sufficient personnel with an appropriate level of technical accounting knowledge, experience and training to adequately review manual journal entries recorded, ensure timely preparation and review of period-end account analyses and the timely disposition of any required adjustment, review of our customer contracts to determine revenue recognition in the proper period, and ensure effective communication between operating and financial personnel regarding the occurrence of new transactions; and

 •           Adequacy of accounting systems at meeting Company needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported, amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Furthermore, because our common stock is traded on the OTCQB, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to the actual value of the Company, and not reflect the actual value of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On August 9, 2012, and effective July 10, 2012, the Company entered into a Second Amendment to Employment Agreement (the “Second Amendment”) with Mr. Parish, which amended Mr. Parish’s July 10, 2008 Employment Agreement with the Company, which was previously amended on August 17, 2011.  The Second Amendment extended the Employment Agreement for five (5) years from July 10, 2012, such that the Employment Agreement now expires on July 10, 2017; provided for Mr. Parish’s compensation to increase by not less than 10% upon completion of an acquisition by the Company with an aggregate value of not less than $1,000,000; and provided for Mr. Parish to formally waive any rights to unpaid salary which he may have for periods prior to the execution date of the Second Amendment.

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

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Modification, Renewal and Extension Agreement with Sterling Bank
10.6(5)	Modification Agreement with Sterling Bank
10.7(5)	Third Renewal, Extension and Modification Agreement with Moody Bank
10.8(6)	Securities Purchase Agreement
10.9(6)	Convertible Promissory Note
10.10(6)	First Amendment to Employment Agreement with Jerry Parish
10.11(7)	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises, Inc.
10.12(8)	Fourth Renewal, Extension and Modification Agreement with Moody Bank
10.13(8)	March 2012 Extension Agreement with Comerica Bank
10.14*	$100,000 Promissory Note with Pamela Kimmel (December 6, 2011)
10.15*	$100,000 Promissory Note with Pablo J. Olivarez (November 28, 2011)
10.16*	$220,000 Promissory Note with Sambrand Interests, LLC (February 2, 2012)
10.17*	$250,000 Promissory Note with Sambrand Interests, LLC
10.18*	Form of Company Dealer Agreement
10.19*	Second Amendment to Employment Agreement
14.1(1)	Code of Ethics dated July 18, 2008
21.1(5)	Subsidiaries
31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

**       Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MINT LEASING, INC.

DATED: August 20, 2012
By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer and Chief Financial Officer,
Secretary and President
(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

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

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Modification, Renewal and Extension Agreement with Sterling Bank
10.6(5)	Modification Agreement with Sterling Bank
10.7(5)	Third Renewal, Extension and Modification Agreement with Moody Bank
10.8(6)	Securities Purchase Agreement
10.9(6)	Convertible Promissory Note
10.10(6)	First Amendment to Employment Agreement with Jerry Parish
10.11(7)	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises, Inc.
10.12(8)	Fourth Renewal, Extension and Modification Agreement with Moody Bank
10.13(8)	March 2012 Extension Agreement with Comerica Bank
10.14*	$100,000 Promissory Note with Pamela Kimmel (December 6, 2011)
10.15*	$100,000 Promissory Note with Pablo J. Olivarez (November 28, 2011)
10.16*	$220,000 Promissory Note with Sambrand Interests, LLC (February 2, 2012)
10.17*	$250,000 Promissory Note with Sambrand Interests, LLC
10.18*	Form of Company Dealer Agreement
10.19*	Second Amendment to Employment Agreement
14.1(1)	Code of Ethics dated July 18, 2008
21.1(5)	Subsidiaries
31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

**       Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.