Form 10-Q
period 2012-09-30
MINT LEASING INC
filed 2012-11-19
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 14, 2012, there were 82,414,980 shares of the registrant’s common stock, $0.001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Cash and cash equivalents	$1,319,310	$151,796
Investment in sales-type leases, net of allowance of $415,049 and $465,048, respectively	23,448,918	25,033,096
Vehicle inventory	558,834	388,200
Property and equipment, net	27,183	35,077
Other asset	4,629	379
TOTAL ASSETS	$25,358,874	$25,608,548

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$636,655	$432,932
Credit facilities	22,079,412	23,338,159
Notes payable to shareholders	1,315,779	898,000
TOTAL LIABILITIES	24,031,846	24,669,091

STOCKHOLDERS' EQUITY
Preferred stock; Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 shares outstanding at September 30, 2012 and December 31, 2011	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 82,414,980 and 82,224,504 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	82,415	82,225
Additional paid in capital	9,476,289	9,438,107
Retained earnings	(8,233,676)	(8,582,875)
Total Stockholders' Equity	1,327,028	939,457

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,358,874	$25,608,458

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months Ending	Nine Months Ending	Nine Months Ending
	Ending September 30, 2012	September 30, 2011 (restated)	September 30, 2012	September 30, 2011 (restated)

REVENUES
Sales-type leases, net	$1,470,619	$1,948,739	$5,409,910	$6,127,506
Amortization of unearned income related to sales-type leases	769,935	1,165,695	3,295,375	2,926,343
TOTAL REVENUES	2,240,554	3,114,434	8,705,285	9,053,849
COST OF REVENUES	1,525,756	2,235,273	6,192,017	7,258,149
GROSS PROFIT (LOSS)	714,799	879,161	2,513,268	1,795,700
GENERAL AND ADMINISTRATIVE EXPENSE	346,058	491,604	1,022,632	1,393,588
INCOME BEFORE OTHER INCOME (EXPENSE) FROM OPERATIONS	368,741	387,557	1,490,635	402,112
OTHER INCOME (EXPENSE)
Interest expense	(319,214)	(397,406)	(1,141,437)	(1,203,260)
Other Income	-		-
Other Expense	-	-	-	-
Total Other Income (Expense)	(319,214)	(397,406)	(1,141,437)	(1,203,260)
INCOME (LOSS) BEFORE INCOME TAXES	49,526	(9,849)	349,199	(801,148)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$49,526	$(9,849)	$349,199	$(801,148)

Basic average shares outstanding	82,414,980	82,224,504	82,380,222	82,224,504
Basic earnings per share	$0.00	$(0.01)	$0.00	$(0.01)

 “See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$349,199	$(801,148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,461	20,922
Bad debt expense	(50,001)	253,725
Imputed interest on related party notes	28,372	18,801
Amortization of debt discount	20,017	-
Change in operating assets and liabilities:
Net investment in sales-type leases	1,634,178	1,768,750
Inventory	(170,634)	139,275
Other assets	(4,250)	-
Accounts payable and accrued expenses	203,724	(520,004)

Net Cash provided by operating activities	2,021,066	880,321

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(2,567)	-
Net cash (used by investing activities	(2,567)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Notes Payable	470,000	42,000
Payments on Notes Payable	(1,738,764)	(1,056,014)
Borrowings on loans from related parties	445,087	10,000
Payments on loans from related parties	(27,308)	(50,000)
Net Cash (used) by financing activities	(850,985)	(1,054,014)
I INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	1,167,514	(173,693)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	151,796	253,748
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,319,310	$89,904

	2012	2011
CASH PAID FOR:

Interest	$1,141,437	$805,853
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable	$10,000	$-

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

B.  Description of Business

Mint is a company in the business of leasing automobiles and fleet vehicles throughout the United States. Most of its customers are located in Texas and seven other states in the Southeast. Lease transactions are solicited and administered by the Company’s sales force and staff. Mint’s customers are comprised of brand-name automobile dealers that seek to provide leasing options to their customers and individuals, many of whom would otherwise not have the opportunity to acquire a new or late-model-year vehicle.

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

For the nine months ended September 30, 2012 and 2011, amortization of unearned income totaled $3,295,375 and $2,926,343, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D.  Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of  the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s).  Vehicles that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue.  Total cost of sales was $6,192,017 and $7,258,149 for the nine months ending September 30, 2012 and 2011, respectively.

E.  Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents in the accompanying balance sheets.  At September 30, 2012 and December 31, 2011, the Company had cash of $1,319,310 and $151,796, respectively. The Company had no cash equivalents at September 30, 2012 and December 31, 2011.

At September 30, 2012 and December 31, 2011, the Company had no deposits that exceeded FDIC insurance coverage limits.

F.  Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk are primarily cash equivalents and finance receivables. Our cash equivalents are placed through various major financial institutions.  Finance receivables represent contracts with consumers residing throughout the United States, with borrowers located in Texas, Arkansas, Mississippi, Alabama, Georgia, Tennessee, California and Florida. No other state accounted for more than 10% of managed finance receivables.

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

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the nine months ended September 30, 2012 and 2011 totaled $7,750 and $1,787, respectively.

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

We adopted the provisions of the FASB’s guidance related to accounting for uncertainty as to income tax positions on January 1, 2008. As of September 30, 2012 and December 31, 2011, we had no liabilities included on the consolidated balance sheets associated with uncertain tax positions. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

N. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year.  At September 30, 2012 and 2011, there was no difference between basic and diluted earnings (loss) per share.

O. Preferred Stock Rights and Privileges

We have a total of 20,000,000 shares of preferred stock (the “Preferred Stock”) authorized.  The rights and privileges of the Preferred Stock are detailed as follows:

Series A Convertible Preferred Stock

As of September 30, 2012 and December 31, 2011, we had 185,000 shares of Series A Convertible Preferred Stock designated and 0 shares issued and outstanding.

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

Series B Convertible Preferred Stock

As of September 30, 2012 and December 31, 2011, we had 2,000,000 shares of Series B Convertible Preferred Stock designated, authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

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

Q. Effect of New Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

2. The Company evaluated the need for a valuation allowance against our deferred tax asset carried at $2,276,360, as previously reported at September 30, 2011. After review of all available evidence, it was determined that it is more likely than not (i.e., greater than 50% probability) that some portion or the entire deferred tax asset will not be realized. We have therefore, removed the effect of the income tax benefit and recorded an income tax expense for the balance of the deferred tax asset resulting in a full valuation allowance as of September 30, 2011.

The following table presents the impact of the financial statement adjustments on our previously reported consolidated balance sheet at September 30, 2011:

	September 30, 2011
	Previously		As
ASSETS	Reported	Adjustments	Restated

Cash and cash equivalents	$487,267		$487,267
Investment in sales-type leases, net	27,821,622	(1,309,428)	26,512,194
Vehicle inventory	478,075		478,075
Property and equipment, net	30,714		30,714
Deferred tax asset	2,276,360	(2,276,360)	0
TOTAL ASSETS	$31,094,038	$(3,585,788)	$27,508,250
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued liabilities	940,473		940,473
Note payable	23,801,219		23,801,219
Convertible note, net of discount	33,595		33,595
Notes payable to shareholders	928,000		928,000
TOTAL LIABILITIES	25,703,287	0	25,703,287
STOCKHOLDERS' EQUITY
Preferred stock Series A, 18,000,000 shares	0		0
authorized at $0.001 par value, 0 and 0 shares
outstanding, respectively
Preferred stock Series B, 2,000,000 shares	2,000		2,000
authorized at $0.001 par value, 2,000,000
and 0 shares outstanding, respectively
Common stock, 480,000,000 shares authorized	82,225		82,225
at $0.001 par value, 82,224,504 and 82,224,504
shares issued and outstanding, respectively
Additional paid in capital	9,428,649		9,428,649
Retained (deficit)	(4,122,123)	(3,585,788)	(7,707,911)
TOTAL STOCKHOLDERS EQUITY	5,390,751	(3,585,788)	1,804,963
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	31,094,038	(3,585,788)	27,508,250

The following table presents the impact of the financial statement adjustments on our previously reported consolidated statement of operations for the quarter ended September 30, 2011:

	For the Quarter Ended September 30, 2011
	Previously		As
	Reported	Adjustments	Restated
REVENUES
Sales-type leases, net	$1,948,739		$1,948,739
Amortization of unearned income related	1,068,088	97,607	1,165,695
to sales-type leases
Total Revenues	3,016,827	97,607	3,114,434
COST OF REVENUES	2,235,273		2,235,273
GROSS PROFIT (LOSS)	781,554	97,607	879,161
GENERAL AND ADMINISTRATIVE EXPENSE	491,604		491,604
PROFIT (LOSS) BEFORE OTHER (EXPENSE) FROM
CONTINUING OPERATIONS	289,950	97,607	387,557
OTHER (EXPENSE)
	-		-
Interest expense	(397,406)		(397,406)
Total Other (Expense)	(397,406)		(397,406)
(LOSS) BEFORE TAX	(107,456)	97,607	(9,849)
Income Tax (Benefit)	(27,478)	27,478	-
NET (LOSS)	$(79,978)	$70,129	$(9,849)

Basic average shares outstanding	82,224,504		82,224,504
Basic Earnings Per Share	$(0.01)		$(0.01)

The following table presents the impact of the financial statement adjustments on our previously reported consolidated statement of operations for the nine months ended September 30, 2011:

	For the Nine Months Ended September 30, 2011
	Previously		As
	Reported	Adjustments	Restated
REVENUES
Sales-type leases, net	$6,127,506		$6,127,506
Amortization of unearned income related	2,633,522	292,821	2,926,343
to sales-type leases
Total Revenues	8,761,028	292,821	9,053,849
COST OF REVENUES	7,258,149		7,258,149
GROSS PROFIT (LOSS)	1,502,879	292,821	1,795,700
GENERAL AND ADMINISTRATIVE EXPENSE	1,393,588		1,393,588
PROFIT (LOSS) BEFORE OTHER (EXPENSE) FROM
CONTINUING OPERATIONS	109,291	292,821	402,112
OTHER (EXPENSE)
Interest expense	(1,203,260)		(1,203,260)
Total Other (Expense)	(1,203,260)		(1,203,260)
(LOSS) BEFORE TAX	(1,093,969)	292,821	(801,148)
Income Tax (Benefit)	(363,251)	363,251	-
NET (LOSS)	$(730,718)	$(70,430)	$(801,148)
Basic average shares outstanding	82,224,504		82,224,504
Basic Earnings Per Share	$(0.01)		$(0.01)

NOTE 4 - NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2017. Following is a summary of the components of the Company’s net investment in sales-type leases at September 30, 2012 and December 31, 2011:

	As of September 30, 2012	As of December 31, 2011

Total Minimum Lease Payments to be Received	$16,781,813	$19,834,161
Residual Values	12,297,084	12,594,447
Lease Carrying Value	29,078,897	32,428,608
Less: Allowance for Uncollectible Amounts	(415,049)	(465,048)
Less: Unearned Income	(5,214,930)	(6,930,464)
Net Investment in Sales-Type Leases	$23,448,918	$25,033,096

NOTE 5 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Cost and accumulated depreciation of equipment and leasehold improvements as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	182,139	179,572
Total	286,100	283,533
Less: Accumulated Depreciation	(258,917)	(248,456)
Net Property and Equipment	$27,183	$35,077

Depreciation expense charged to operations was $10,461 and $20,922 for the nine months ended September 30, 2012 and 2011, respectively.

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

At September 30, 2012, the outstanding balance on the Revolver was $1,532,971.  Additionally, at September 30, 2012, we were not in compliance with certain covenants required by the Revolver.

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

At September 30, 2012, the outstanding balance on the Note Payable was $19,834,441. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2012 or subsequent years.

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Comerica Bank.  At September 30, 2012 and 2011, the Company was not in compliance with all debt covenants under the credit facility with Comerica Bank.

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

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with the same third party in the amount of $142,000, with a maturity date of March 26, 2012.  The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012.  The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2012 and December 31, 2011 was $142,000.

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

On November 28, 2011, the Company entered into a Promissory Note with another third party in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2012 was $100,000.

In March 2012, the Company entered into a Promissory Note with another third party in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due in March, 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2012 was $220,000.

In May 2012, the Company entered into a Promissory Note with the same third party in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due in May, 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2012 was $250,000.

The following table summarizes the credit facilities, promissory notes, and convertible note discussed above for the period ended September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Credit Facility - Comerica Bank	$19,834,441	$21,160,783
Credit Facility - Moody Bank	1,532,971	1,887,393
Convertible Note Payable – Asher notes Net of discount of $0 and $20,017 at September 30, 2012 and December 31, 2011	-	47,983
Promissory Notes	712,000	242,000
Total notes payable	$22,079,412	$23,338,159

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments as of September 30, 2012 and December 31, 2011 are set forth below:

	September 30, 2012
	Carrying Value	Estimated Fair Value
Financial assets:
Investment in sales-type leases – net (a)	23,448,918	23,448,918

	December 31, 2011
	Carrying Value	Estimated Fair Value
Financial assets:
Investment in sales-type leases – net (a)	25,033,096	25,033,096

(a)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This valuation is a type 3 indicator.

NOTE 8 -RELATED PARTY TRANSACTIONS

The Company leased office and warehouse space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011, which included an adjacent property at the rate of $20,000 per month. The lease was renewed for a term of one year on July 31, 2011, at a monthly rental rate of $15,000 per month and has been renewed for a term of an additional year on July 31, 2012, at a monthly rental rate of $15,000 per month. In conjunction with the Company's cost reduction efforts the monthly rental payment was reduced to $15,000 per month during the latter part of 2010, all of 2011, and the first nine months of 2012. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market.  Rent expense under the lease amounted to $145,000 and $145,000 for the nine months ended September 30, 2012 and 2011, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of September 30, 2012 and December 31, 2011 were $1,315,779 and $898,800, respectively.  These notes payable are non-interest bearing and due upon demand.  The Company imputed interest on these notes payable at a rate of 8.75% per year.  Interest expense of $20,017 and $18,801 was recorded as contributed capital for the nine months ended September 30, 2012 and 2011, respectively.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator as at September 30, 2012 (in thousands):

Net
Investment
in Leases
Current	$18,963
Performing	3,792
Poor	694

Total	$23,449

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

The Company’s net investment leases on nonaccrual status as of September 30, 2012 are as follows (in thousands):
	Recorded	Related
	Investment	Allowance
Net investment in leases	$92	$(92)

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

The Company’s aged financing receivables as of September 30, 2012 are as follows (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$18,077	$4,829	$958	$23,864	$-	$23,864	$(415)	$23,449

The Company recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of September 30, 2012 (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$18,077	$4,829	$958	$23,864	$-	$23,864	$(415)	$23,449

Activity in our reserves for credit losses for the nine months ended September 30, 2012 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2012	$465
Provision for bad debts	-
Recoveries	-
Write-offs and other	(50)
Balance September 30, 2012	$415

Our reserve for credit losses and minimum lease payments associated with our investment in sales- type lease balances disaggregated on the basis of our impairment method were as follows as of September 30, 2012 (in thousands):

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

Effective in July 2008, the Company designated Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, as described in greater detail herein.

Moody Bank Credit Facility

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

At September 30, 2012, the outstanding balance on the Revolver was $1,532,971. Additionally, at September 30, 2012, we were not in compliance with the tangible net worth covenant required by the Revolver (we were required to have a tangible net worth ratio of 2.5:1 or less and the Company's was 9:1 at September 30, 2012), which non-compliance was previously waived by Moody.

Comerica Bank Credit Facility

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

The outstanding amount of the Renewal on the effective date of the September 2011 Modification was $21,846,701, and the September 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $260,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning October 10, 2011 and continuing until March 10, 2012, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on March 10, 2012, which credit facility has since been verbally extended as described below.  Additionally, each month, we are required to pay Comerica Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Comerica Bank as a result of the monthly payment.

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

In July 2012, Comerica agreed to further extend the maturity date of the Renewal, provided that while the Company has not formally entered into any extension or renewal agreements with Comerica to date, the final terms of such renewal/extension are currently being finalized and it is anticipated that the extended due date of the Renewal will be on or around December 31, 2012.

At September 30, 2012, the outstanding balance on the Note Payable was $19,834,441. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2012 or in subsequent years.

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Comerica Bank.  Additionally, at September 30, 2012, we were not in compliance with the tangible net worth (required to be $6.75 million and was $2.6 million at September 30, 2012) and debt to tangible net worth (required to be 4:1 and was approximately 9:1 at September 30, 2012) covenants required by the Revolver, which non-compliance has previously been waived by Comerica.

Third Party Promissory Notes

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

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with Pamela Kimmel in the amount of $142,000, with a maturity date of March 26, 2012.  The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012.  The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2012 and December 31, 2011 was $142,000.

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

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez, a third party (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2012 was $100,000.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due in March 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2012 was $220,000.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due in May 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2012 was $250,000.

Description of Business

Mint Leasing is a company in the business of leasing automobiles and fleet vehicles throughout the United States. We have been in business since May 1999. Over 800 franchise dealers have signed dealer agreements with the Company. Additionally, Mint Leasing has partnerships with more than 500 dealerships within 17 states. However, most of its customers are located in Texas and seven other states in the Southeast, with the majority of the leases originated in 2011 and 2010 with customers in the state of Texas.  We generate partnerships with dealerships through the business relationships our Chief Executive Officer and sole Director, Jerry Parish, has built over the past 40 years. Lease transactions are also solicited and administered by the Company’s sales force and staff. The Company’s primary marketing and sales strategy is to market to automobile dealers that have established a history of directing customers to the Company.

We act as an indirect lender to customers.  Generally, brand-name automobile dealers with which we have a relationship send us applications of customers for approval in order to allow such customers, which may not meet the higher leasing criteria of those dealerships, to lease new or late-model-year vehicles.  We also generate business from pre-existing clients, referrals from non-dealerships and walk-ins.  Once we receive an application, the credit analysts at Mint Leasing review every deal individually, refusing to depend on a target “beacon score” to determine authorization for each deal and instead relying on a common-sense approach for deal approval.  Assuming the Company approves credit for the buyer; the Company will purchase the subject automobile directly from the dealership and then lease such automobile directly to the buyer.  Once the automobile is purchased by the Company from the dealership, the dealership is no longer involved in the transaction and the buyer pays the Company directly pursuant to the lease terms.  If at the end of the lease term, the leasee decides not to purchase the vehicle, the Company will either put the vehicle on its lot to be re-leased or sell it at auction.  Similarly, if the leasee defaults under the terms of the lease, the Company will repossess the vehicle and either re-lease it or sell it at auction, depending on the condition of the vehicle and the Company’s independent estimation of whether it may be re-leased. The Company’s sales are principally accomplished through the Company’s sales force, which includes three full-time employees.  All vehicles are stored at the Company’s principal business location.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the remainder of fiscal 2012 and into fiscal 2013, we plan to continue investigating opportunities to support our long-term growth initiatives. We are exploring opportunities to increase the Company’s capital base through the issuance by the Company of additional common or preferred stock and/or the issuance of convertible debt, which may not be available on favorable terms, if at all. Without access to additional capital in the form of debt or equity, the Company’s ability to add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio.  While the cash flow from its current lease portfolio is sufficient to service the Company’s debts and expenses (assuming the continued renewal/extension of its outstanding credit facilities), it may not generate sufficient excess cash to allow the Company to enter into enough new leases to generate a profit.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

For the three months ended September 30, 2012, total revenues were $2,240,554, compared to $3,114,434 for the three months ended September 30, 2011, a decrease in total revenues of $873,880 or 28% from the prior period.  Revenues from sales-type leases, net, decreased $478,120 or 25% to $1,470,619 for the three months ended September 30, 2012, from $1,948,739 for the three months ended September 30, 2011.  Revenues from amortization of unearned income related to sales-type leases decreased $395,760 or 34% to $769,935 for the three months ended September 30, 2012, from $1,165,695 (as restated) for the three months ended September 30, 2011. The decrease in revenues from sales-type leases, net, was principally due to the lower availability of internally-generated funds during the three months ended September 30, 2012 compared to the prior period. The  lower availability of funds to enter into new sales-type leases is due to higher principal payments required on our credit facilities with senior lenders during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.  This was partially offset by borrowings from a third party individual during the period.  The decrease in revenues from amortization of unearned income related to sales-type leases was principally due to differences in the terms of new leases that were added versus the terms of leases that were terminated during the period.

Cost of revenues decreased $709,517 or 32% to $1,525,756 for the three months ended September 30, 2012, as compared to $2,235,273 for the three months ended September 30, 2011.  Cost of revenues decreased as a result of fewer vehicle purchases, our ability to purchase vehicles at better prices, and lower costs associated with early lease terminations.

Gross profit decreased $164,363 to $714,798 for the three months ended September 30, 2012 compared to $879,161 for the three months ended September 30, 2011 (restated).  The 19% decrease in gross profit was primarily due to the 26% decrease in revenues and the 32% decrease in total cost of revenues.

General and administrative expenses were $346,058 and $491,604, for the three months ended September 30, 2012 and September 30, 2011, respectively, constituting a decrease of $145,546 or 30% from the prior period.  The decrease in general and administrative expenses was mainly associated with lower employee expenses and overall improved cost controls.

Interest expense decreased for the three months ended September 30, 2012 to $319,214 compared to $397,406 for the three months ended September 30, 2011. The $78,192 or 20% decrease in interest was due to the lower outstanding balance on the senior bank debt, as well lower outstanding balance on the new third party debt incurred by the Company.

The Company had a net profit for the three months ended September 30, 2012 of $49,526 compared to a restated net loss of $9,849 for the three months ended September 30, 2011.  This improvement of $59,375 in net income was the result of higher gross profit, a decrease in cost of revenues associated with new leases, and the Company’s ability to control operating expenses for the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

For the nine months ended September 30, 2012, total revenues were $8,705,285, compared to restated revenues of $9,053,849 for the nine months ended September 30, 2011, an decrease in total revenues of $348,564 or 4% from the prior period.  Revenues from sales-type leases, net, decreased $717,596 or 12% to $5,409,910 for the nine months ended September 30, 2012, from $6,127,506 for the nine months ended September 30, 2011.  Revenues from amortization of unearned income related to sales-type leases increased $369,032 or 13% to $3,295,375 for the nine months ended September 30, 2012, from $2,926,343 (as restated) for the nine months ended September 30, 2011. The increase in revenues from sales-type leases, net, was principally due to the higher availability of internally-generated funds during the nine months ended September 30, 2012 compared to the prior period. The  higher availability of funds to enter into new sales-type leases is due to borrowings from third party individuals, partially offset by higher principal payments on our credit facilities with senior lenders during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.  The increase in revenues from amortization of unearned income related to sales-type leases was principally due to differences in the terms of new leases that were added versus the terms of leases that were terminated during the period.

Cost of revenues decreased $1,066,132 or 15% to $6,192,017 for the nine months ended September 30, 2012, as compared to $7,258,149 for the nine months ended September 30, 2011 (as restated).  Cost of revenues decreased as a result of our ability to purchase vehicles at better prices and lower costs associated with early lease terminations.

Gross profit increased $717,568 to $2,513,268 for the nine months ended September 30, 2012 compared to restated gross profit of $1,795,700 for the nine months ended September 30, 2011 (as restated).  The 40% increase in gross profit was mainly due to the 13% increase in amortization of unearned income related to sales  and the 15% decrease in total cost of revenues.

General and administrative expenses were $1,022,632 and $1,393,588, for the nine months ended September 30, 2012 and September 30, 2011 (as restated), respectively, constituting a decrease of $370,956 or 27% from the prior period.  The decrease in general and administrative expenses was mainly associated with lower employee expenses partially offset by slightly higher legal and accounting expenses.

Interest expense decreased $61,823 or 5% to $1,141,437 for the nine months ended September 30, 2012, compared to $1,203,260 for the nine months ended September 30, 2011. The decrease in interest expense for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was due to the lower balance of the outstanding balance on the senior bank debt, as well as a lower balance on the new third party debt incurred.

The Company had a net profit for the nine months ended September 30, 2012 of $349,199 compared to a restated net loss of $801,148 for the nine months ended September 30, 2011.  This improvement of $1,150,347 in net income was mainly the result of the increase in amortization of unearned income related to sales, the decrease in total cost of revenues associated with new leases and the Company’s ability to control operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $25,358,874 as of September 30, 2012, which included cash and cash equivalents of $1,319,310, investment in sales-type leases, net, of $23,448,918, vehicle inventory of $558,834, net property and equipment of $27,183 and other assets of $4,629.

We had total liabilities as of September 30, 2012 of $24,031,846, which included $636,655 of accounts payable and accrued liabilities, $22,079,412 of amounts due under our credit facilities with senior lenders (described in greater detail above), and $1,315,779 of notes payable to related parties.

We generated $2,021,066 in cash from operating activities for the nine months ended September 30, 2012, which was due to the net profit of $349,199, and proceeds from collections and reductions of net investment in sales-type leases of $1,634,178.  Non-cash charges for the period included depreciation of $10,461, imputed interest of $28,372, $20,017 of amortization of debt discount, and an increase in accounts payable and accrued expenses of $203,724, which also contributed positively to the cash provided by operating activities. Those items negatively impacting the cash provided by operations for the nine months ended September 30, 2012, were an increase in inventory of $170,634, an increase in other assets of $4,250 and a decrease in bad debt allowance of $50,001.

We had $2,567 used in investing activities for the nine months ended September 30, 2012, which was due to the purchase of additional fixed assets.

We had $850,985 of net cash used in financing activities for the nine months ended September 30, 2012, which was due to $1,738,764 of payments on credit facilities and $27,308 of payments on related party borrowings, offset by $470,000 of net proceeds from new borrowings from credit facilities and $445,087 in borrowings from related parties.

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

The Company’s credit facilities, the terms of such facilities and due dates are described in greater detail above under “Moody Bank Credit Facility” and “Comerica Bank Credit Facility”.  See also the risk factors below entitled “Our Credit Facility With Comerica Bank Has Not Been Paid to Date and While Comerica Has Agreed to Extend Such Credit Facility, the Terms of Such Extension Are Unknown At This Time”, “Our Credit Facility With Moody Bank Is Due On March 1, 2013”, “We Will Need To Obtain Additional Financing To Continue To Execute On Our Business Plan and Continue as a Going Concern” and “Our Credit Facility Requires Us To Observe Certain Covenants, And Our Failure To Satisfy Such Covenants Could Render Us Insolvent”.   Additional information regarding the Company’s outstanding notes payable can be found above under the section entitled “Third Party Promissory Notes”, above.

Additionally, the Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, The Mint Leasing, Inc., a Texas corporation. The amounts outstanding as of September 30, 2012 and December 31, 2011 were $1,282,280 and $898,800, respectively.  These notes payable are non-interest bearing and due upon demand.  The Company imputed interest on these notes payable at a rate of 8.75% per year.  Interest expense of $20,017 and $18,801 was recorded as contributed capital for the nine months ended September 30, 2012 and 2011, respectively.

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

These control deficiencies were not resolved by September 30, 2012. The Company continues to work with an experienced third party accounting firm in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

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

Our Credit Facility With Comerica Bank Has Not Been Paid to Date and While Comerica Has Agreed to Extend Such Credit Facility, the Terms of Such Extension Are Unknown At This Time.

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

In July 2012, Comerica agreed to further extend the maturity date of the Renewal, provided that while the Company has not formally entered into any extension or renewal agreements with Comerica to date, the final terms of such renewal/extension are currently being finalized and it is anticipated that the extended due date of the Renewal will be on or around December 31, 2012.

The Renewal, as amended, evidences a Secured Note Payable (the "Note Payable"). At September 30, 2012, the outstanding balance on the Note Payable was $19,834,441. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2012 or subsequent years.

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole Director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Comerica Bank.   At September 30, 2012, we were not in compliance with the tangible net worth covenant required by the Revolver (we were required to have a tangible net worth ratio of 2.5:1 or less and the Company's was 9:1 at September 30, 2012), which non-compliance was previously waived by Moody.  Additionally, at September 30, 2012, we were not in compliance with the tangible net worth (required to be $6.75 million and was 2.6 million at September 30, 2012) and debt to tangible net worth (required to be 4:1 and was approximately 9:1 at September 30, 2012) covenants required by the Revolver, which non-compliance has previously been waived by Comerica.

While we currently believe that the Comerica Bank facility will be formally extended in the future, the terms of such final extension are unknown, such Credit Facility may not be further extended subsequent to such extension and we may be unable to refinance or repay such credit facility when it comes due. Our failure to extend, refinance or repay the credit facility and/or our default in the repayment of the facility could allow Comerica Bank to enforce its security interests, take over control of substantially all of our assets, or force us into Bankruptcy protection, any of which could cause the value of our securities to decline in value or become worthless and could force us to cease operations.

Our Credit Facility With Moody Bank Is Due On March 1, 2013.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The Revolver has been extended and renewed from time to time thereafter, including on March 29, 2012 and effective March 1, 2012, when Moody Bank agreed to enter into a Fourth Renewal, Extension and Modification Agreement (the “Fourth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2013 and we agreed to pay monthly payments of principal and interest due under the Revolver of $57,500 per month until maturity.  The amount outstanding under the Revolver at the time of the parties’ entry into the Fourth Renewal was $1,822,767. At September 30, 2012, the outstanding balance on the Revolver was $1,532,971. The Moody Bank facility may not be further extended and we may be unable to refinance or repay such credit facility when it comes due. Our failure to extend, refinance or repay the credit facility and/or our default in the repayment of the facility could allow Moody Bank to enforce its security interests, take over control of certain of our assets, or force us into Bankruptcy protection, any of which could cause the value of our securities to decline in value or become worthless and could force us to cease operations.

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

The Comerica Bank and Moody Bank credit facilities may not be further extended.  Additionally, even if extended, the Company may not have sufficient funds on hand when the credit facilities mature to retire the debt. Accordingly, we will need to further extend the credit facility and/or seek alternative financing to repay such credit facilities.  Additionally, we may need additional credit to support our operations, which credit may not be available from our current banking institutions.  We also have approximately $670,000 of notes payable, which accrue interest at 12% per annum, which amount is due at various times from December 2012 to May 2013, as described in greater detail above under “Third Party Promissory Notes”, which we do not currently have funds to repay, but which we plan to repay from funds generated from our business activities.

We do not currently have any additional commitments of additional capital from third parties or from our sole officer and Director or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we choose to raise additional capital through the sale of debt or equity securities, such sales may cause substantial dilution to our existing shareholders.  If we are not able to extend the credit facilities or to raise the capital necessary to repay the credit facilities and our outstanding notes payable, we may be forced to abandon or curtail our business plan, which may cause any investment in the Company to become worthless.  Our independent auditor has expressed substantial doubt regarding our ability to continue as a going concern if we are not successful in obtaining renewals of and/or renegotiating our credit facilities.  If we are unable to continue as a going concern, we may be forced to file for Bankruptcy protection, may be forced to cease our filings with the Securities and Exchange Commission, and the value of our securities may decline in value or become worthless.

Our Credit Facility Requires Us To Observe Certain Covenants, And Our Failure To Satisfy Such Covenants Could Render Us Insolvent.

Our credit facilities require the Company to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: we make timely payments of principal and interest under the credit facilities; maintain certain financial ratios; Jerry Parish, our Chief Executive Officer and sole Director maintains at least 50% of the ownership of the Company, and that Jerry Parish continues to serve as the Chief Executive Officer of the Company.  At September 30, 2012, we were not in compliance with the tangible net worth covenant required by the Revolver (we were required to have a tangible net worth ratio of 2.5:1 or less and the Company's was 9:1 at September 30, 2012), which non-compliance was previously waived by Moody.  Additionally, at September 30, 2012, we were not in compliance with the tangible net worth (required to be $6.75 million and was $2.6 million at September 30, 2012) and debt to tangible net worth (required to be 4:1 and was approximately 9:1 at September 30, 2012) covenants required by the Revolver, which non-compliance has previously been waived by Comerica.

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

We face continued competition for our employees, and may face competition for the services of Mr. Parish in the future. We currently have $1,000,000 of key man insurance on Mr. Parish.  We also have a three-year employment agreement with Mr. Parish which, as extended, expires on July 10, 2017.  Mr. Parish is our driving force and is responsible for maintaining our relationships and operations. We cannot be certain that we will be able to retain Mr. Parish and/or attract and retain qualified employees in the future. The loss of Mr. Parish, and/or our inability to attract and retain qualified employees on an as-needed basis could have a material adverse effect on our business and operations.

Mr. Parish, Our Sole Director, May, At His Own Discretion And Without Notice To Shareholders, Increase The Salary That He Pays Himself To The Amount Already Provided For In His Employment Agreement Or Any Other Amount He Determines In His Sole Discretion.

On July 18, 2008, the Company assumed a three year employment agreement between The Mint Leasing, Inc., a Texas corporation and Mr. Parish, originally effective as of July 10, 2008, which has since been extended through July 10, 2017.  The employment agreement provides for a salary $675,000 per annum and a bonus payable quarterly equal to 2% of the Company’s “modified EBITDA” (as defined in the employment agreement), as well as a discretionary bonus payable at the option of the Company’s Board of Directors (currently consisting solely of Mr. Parish).  During 2011 and 2010, Mr. Parish received cash compensation of $315,000 and $379,995, respectively. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2010, 2011 and 2012.  However, Mr. Parish can require the Company to pay him the full amount due under the employment agreement (i.e., $675,000 per year plus a quarterly bonus of 2% of the Company’s “modified EBITDA”) at any time, at his own discretion, and without notice to the shareholders, subject only to the requirements of the Moody credit facility which requires that his salary remain below $400,000 per year.  Additionally, as Mr. Parish is the Company’s sole Director, he can unilaterally and without shareholder notice or approval, increase the amount he is paid under this employment agreement at any time.  In the event that Mr. Parish was to request to be paid the full amount due pursuant to the terms of his employment agreement, or he was to increase the amount he was due pursuant to the terms of the employment agreement, such increased payments would significantly increase the Company’s quarterly expenses and could materially adversely affect the Company’s results of operations, resulting in a decrease in the value of the Company’s common stock.  Additionally, a significant increase in Mr. Parish’s salary could prohibit the Company from paying its liabilities as they come due, decrease the funds the Company has available for working capital, and force the Company to curtail its operations and business plan.

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

The Company has 20,000,000 shares of preferred stock authorized and 185,000 shares of Series A Convertible Preferred Stock and 2,000,000 shares of Series B Convertible Preferred Stock designated.  As of the filing date of this report, the Company has no Series A Convertible Preferred Stock shares issued and outstanding and 2,000,000 Series B Convertible Preferred Stock shares issued and outstanding, which shares are held by the Company’s Chief Executive Officer and sole Director, Jerry Parish.  The Company’s Series A Convertible Preferred Stock allows the holder to vote 200 votes each on shareholder matters and Series B Convertible Preferred Stock shares allow the holder to vote a number of voting shares equal to the total number of voting shares of the Company’s issued and outstanding stock as of any record date for any shareholder vote plus one additional share.  As a result, due to Mr. Parish’s ownership of the Series B Convertible Preferred Stock shares, he has majority control over the Company.  Mr. Parish also beneficially owns approximately 49% of the Company’s outstanding common stock and 75% of the Company’s voting stock.

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

Jerry Parish, Our Chief Executive Officer and sole Director, Can Exercise Voting Control Over Corporate Decisions.

Jerry Parish beneficially holds voting control over (a) 2,000,000 Series B Convertible Preferred Stock shares, which provide him the ability to vote the total number of outstanding shares of voting stock of the Company plus one vote, and (b) approximately 49% of the Company’s outstanding common stock; which in aggregate provides him voting control over approximately 75% of our total voting securities.  As a result, Mr. Parish will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Parish may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

Due To The Fact That The Company Leases Its Office and Warehouse Space and Automobile Lot From An Entity Partially Owned By Mr. Parish, The Company’s Majority Shareholder, Sole Officer And Sole Director, If Mr. Parish Was To Step Down As An Officer And Director Of The Company, The Company Could Be Forced To Seek Alternative Office, Warehouse and/or Automobile Lot Space.

The Company leases an approximately 27,000 square foot facility, which includes 6,000 square feet of office space and certain other adjacent property which it uses an automobile lot from a limited liability corporation that is owned by the Company’s sole officer and Director, Jerry Parish and Victor Garcia, a significant shareholder, at the rate of $15,000 per month.   The lease was renewed for a term of one year on July 31, 2012. The Company also has the right to three additional one year extensions.  Any extensions under the lease shall be at a monthly rental cost mutually agreeable by the parties.  The payment of the rental costs due under the lease is secured by a lien on all of the Company's goods and personal property located within the leased premises. Because of the fact that the entity which leases the property to the Company is partially owned by Mr. Parish, our sole officer and Director, it is possible that if Mr. Parish were to resign as an officer and/or Director of the Company, he could choose not to renew the lease arrangement and we could be forced to find an alternative location for our operations and automobiles.  Such alternative lease location may be a higher monthly cost than our current lease arrangement and as such, our expenses could increase, creating a materially adverse effect on our results of operations and consequently, the value of our securities.

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

We currently anticipate that we will retain all future earnings, if any, to finance the growth and development of our business.  We do not intend to pay cash dividends in the foreseeable future.  Any payment of cash dividends will depend upon our financial condition, capital requirements, earnings and other factors deemed relevant by our sole Director.   As a result, only appreciation of the price of our common stock, which may not occur, will provide a return to our stockholders.

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

We Currently Have A Sporadic, Illiquid, Volatile Market For Our Common Stock, The Market For Our Common Stock Is And May Remain Sporadic, Illiquid, And Volatile In The Future, And Our Common Stock Was Recently Delisted From the Over-The-Counter Bulletin Board.

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

On July 23, 2012, our common stock was delisted from the Over-The-Counter Bulletin Board (“OTCBB”) due to the fact that no market maker quoted our common stock on the OTCBB for a period of four or more days.  Since that date our common stock has traded on the OTCQB market. We have not yet determined whether we will relist our common stock on the OTC Bulletin Board or continue to be quoted on the OTCQB market maintained by the OTC Markets Group Inc.  Because our common stock is traded on the OTCQB, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to the actual value of the Company, and not reflect the actual value of our common stock. Additionally, the value of our common stock could be adversely impacted by the fact that our common stock was recently delisted from the OTCBB, differences between the OTCQB versus the OTCBB markets and/or negative perceptions relating to such delisting.  Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Modification, Renewal and Extension Agreement with Sterling Bank
10.6(5)	Modification Agreement with Sterling Bank
10.7(5)	Third Renewal, Extension and Modification Agreement with Moody Bank
10.8(6)	Securities Purchase Agreement
10.9(6)	Convertible Promissory Note
10.10(6)	First Amendment to Employment Agreement with Jerry Parish
10.11(7)	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises, Inc.
10.12(8)	Fourth Renewal, Extension and Modification Agreement with Moody Bank
10.13(8)	March 2012 Extension Agreement with Comerica Bank
10.14(9)	$100,000 Promissory Note with Pamela Kimmel (December 6, 2011)
10.15(9)	$100,000 Promissory Note with Pablo J. Olivarez (November 28, 2011)
10.16(9)	$220,000 Promissory Note with Sambrand Interests, LLC (February 2, 2012)
10.17(9)	$250,000 Promissory Note with Sambrand Interests, LLC
10.18(9)	Form of Company Dealer Agreement
10.19(9)	Second Amendment to Employment Agreement
14.1(1)	Code of Ethics dated July 18, 2008
21.1(5)	Subsidiaries
31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(9) Filed as an exhibit to the Company’s Form 10-Q, filed with the Commission on August 20, 2012, and incorporated herein by reference.

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

DATED: November 19, 2012
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

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Modification, Renewal and Extension Agreement with Sterling Bank
10.6(5)	Modification Agreement with Sterling Bank
10.7(5)	Third Renewal, Extension and Modification Agreement with Moody Bank
10.8(6)	Securities Purchase Agreement
10.9(6)	Convertible Promissory Note
10.10(6)	First Amendment to Employment Agreement with Jerry Parish
10.11(7)	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises, Inc.
10.12(8)	Fourth Renewal, Extension and Modification Agreement with Moody Bank
10.13(8)	March 2012 Extension Agreement with Comerica Bank
10.14(9)	$100,000 Promissory Note with Pamela Kimmel (December 6, 2011)
10.15(9)	$100,000 Promissory Note with Pablo J. Olivarez (November 28, 2011)
10.16(9)	$220,000 Promissory Note with Sambrand Interests, LLC (February 2, 2012)
10.17(9)	$250,000 Promissory Note with Sambrand Interests, LLC
10.18(9)	Form of Company Dealer Agreement
10.19(9)	Second Amendment to Employment Agreement
14.1(1)	Code of Ethics dated July 18, 2008
21.1(5)	Subsidiaries
31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(9) Filed as an exhibit to the Company’s Form 10-Q, filed with the Commission on August 20, 2012, and incorporated herein by reference.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.