Form 10-K
period 2012-12-31
MINT LEASING INC
filed 2013-04-16
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
 [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [   ] No [X]

The issuer's revenues for the most recent fiscal year ended December 31, 2012 were $9,973,759.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on June 30, 2012, was approximately $261,667.

As of April 15, 2013, the issuer had 80,414,980 shares of common stock, $0.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

THE MINT LEASING, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2012
INDEX

Part I

Part II

Part III

Part IV

Item 15.	Exhibits, Financial Statement Schedules	59

PART I
ITEM 1. BUSINESS
FORWARD-LOOKING STATEMENTS

Portions of this Form 10-K, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements. These forward-looking statements which include words such as "anticipates", "believes", "expects", "intends", "forecasts", "plans", "future", "strategy" or words of similar meaning, are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, include among others, set forth under “Risk Factors”:

•	our need to raise additional financing;
•	observance of covenants as required by our credit facilities;
•	the fact that our Comerica credit facility is currently in default;
•	the loss of key personnel or failure to attract, integrate and retain additional personnel;
•	our ability to execute on our business plan;
•	rights and privileges associated with our preferred stock;
•	the fact that our CEO has majority control over our voting stock;
•	fluctuations in our quarterly and annual results of operations;
•	economic downturns in the United States;
•	the fact that a significant part of the Company’s consumer base are high risk for defaults and delinquencies;
•	write-offs for losses and defaults;
•	costs associated with being a public company;
•	the limited market for the Company’s common stock;
•	the fact that we only have one officer and director;
•	the volatile market for our common stock;
•	risks associated with our common stock being a “penny stock”;
•	material weaknesses in our internal controls over financial reporting;
•	the level of competition in our industry and our ability to compete; and
•	other risk factors included under “Risk Factors” in this filing.

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

Unless otherwise stated, or the context suggests otherwise, the description of the Company’s business operations below includes the operations of Mint Texas, and the Company’s other wholly-owned subsidiaries, The Mint Leasing North, Inc., The Mint Leasing South, Inc. and South Mint Leasing, LLC.

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

At December 31, 2012, the outstanding balance on the Revolver was $1,385,886. Additionally, at December 31, 2012, we were not in compliance with the tangible net worth covenant required by the Revolver (we were required to have a tangible net worth ratio of 2.5:1 or less and the Company's was 10.68:1 at December 31, 2012), which non-compliance was previously waived by Moody.

On March 26, 2013 and effective March 1, 2013, Moody Bank agreed to enter into a Fifth Renewal, Extension and Modification Agreement (the “Fifth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2014 and we agreed to increase the interest rate of the Revolver to 6.75% per annum and to pay monthly payments of principal and interest under the Revolver of $62,500 per month (beginning April 1, 2013) until maturity.  The amount outstanding on the Revolver as of the parties’ entry into the Fifth Renewal was $1,290,463.

Comerica Bank Credit Facility

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (now Comerica Bank “Comerica Bank” or “Comerica”) that matured on October 2, 2009. On or around October 27, 2009, the Company entered into a Modification, Renewal and Extension Agreement and an Amended and Restated Loan Agreement in connection with its $33,000,000 line of credit facility with Comerica Bank (collectively the “Renewal”). On or around July 30, 2010, we entered into a Modification Agreement with Comerica Bank to modify and amend the Renewal. On December 14, 2010, and effective November 10, 2010, we entered into an additional Modification Agreement with Comerica Bank to modify and amend the Renewal (the “Modification”). On April 13, 2011, and effective as of March 10, 2011, the Company entered into an additional Modification Agreement with Comerica Bank (the "March 2011 Modification"). The Modification and March 2011 Modification also modified and amended our required borrowing base and minimum net worth requirements under the Renewal, which factor into whether we are in compliance with the terms and conditions of and/or in default of the terms of the Renewal.

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

Comerica subsequently agreed to further extend the maturity date of the Renewal, and on several dates agreed to accept a discounted payment in full satisfaction of the amounts owed in connection with the Renewal, provided that we were unable to make such discounted payments.

At December 31, 2012, the outstanding balance on the Note Payable was $19,063,447. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2013 or in subsequent years, unless the credit facilities are refinanced or replaced.

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Comerica Bank. Additionally, at December 31, 2012, we were not in compliance with the tangible net worth (required to be $6.75 million and was $2.1 million at December 31, 2012) and debt to tangible net worth (required to be 4:1 and was approximately 10.27:1 at December 31, 2012) covenants required by the Renewal.

On April 8, 2013, we and Comerica entered into a Settlement, Release, Indemnity and Limited Forbearance Agreement (the “Forbearance Agreement”).  Pursuant to the Forbearance Agreement, we agreed that the Renewal was in default and Comerica agreed to forbear from taking any action against us to enforce the default until the earlier of 4 p.m. on April 18, 2013, or the date that a default occurred under the Renewal other than in connection with our failure to repay such Renewal.  We also agreed to pay $500,000 towards the balance of the Renewal on April 5, 2013, which funds have been paid to date and to pay a discounted settlement payment in full satisfaction of the Renewal in the amount of $12 million on April 18, 2013, along with legal fees of Comerica’s counsel (the “Settlement Amount”).  We also agreed to release Comerica from and to indemnify Comerica against certain claims and causes of action.

Over the past approximately ninety days, we have been in discussions with various parties and have entered into various term sheets regarding potential funding transactions in order to enable us to raise funds sufficient to pay the discounted Settlement Amount that Comerica has agreed to accept in satisfaction of the Renewal.  To date, we have not entered into any definitive agreements associated with such potential funding transactions and do not have sufficient funding to pay the Settlement Amount when due on April 18, 2013.  In the event that we are unable to pay the Settlement Amount when due, Comerica could take further actions against us to enforce its security interest over our assets, seek repayment of the full amount due under the facility (and not just the Settlement Amount), seek an immediate foreclosure of such assets and/or may take other actions which have a material adverse effect on our operations, assets and financial condition.

Third Party Promissory Notes

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

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with Pamela Kimmel in the amount of $142,000, with a maturity date of March 26, 2012. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2012 and December 31, 2011 was $142,000.  The note has been extended until December 6, 2013.

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

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez, a third party (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due and payable on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2012 was $100,000.  The note has been extended until December 28, 2013.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due in March 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2012 was $220,000.  The note has been extended until March 2014.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due in May 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2012 was $250,000.

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

We had a total of approximately 2,500 leases in place as of December 31, 2009; 2,000 in place as of December 31, 2010; 1,500 in place as of December 31, 2011, and 1,700 in place as of December 31, 2012.   The Company has chosen to reduce its total leases over the last three years due to the downturn in the economy; provided that the Company has also been limited in the funds available to it for the purchase of vehicles under its lines of credit, as described in greater detail above. We currently have approximately 1,500 cars in our inventory (including vehicles which are being leased).  The value of our inventory was $36.6 million as of December 31, 2009; $29.7 million as of December 31, 2010; $25.6 million as of December 31, 2011; and $22.7 million as of December 31, 2012.   We generated approximately $935,000 per month in revenues from individually leased vehicles, and $130,000 per month in revenues from fleet leased vehicles and approximately $70,000 per month in revenues from other sources (including the sale of vehicles) during the year ended December 2010.  We generated approximately $830,000 per month in revenues from individually leased vehicles, and $125,000 per month in revenues from fleet leased vehicles and approximately $150,000 per month in revenues from other sources (including the sale of vehicles) during the year ended December 2011. We generated approximately $400,000 per month in revenues from individually leased vehicles, and $420,000 per month in revenues from fleet leased vehicles and approximately $100,000 per month in revenues from other sources (including the sale of vehicles) during the year ended December 2012.

As of the filing of this report, we had approximately 1,500 outstanding leases which were in good standing, and approximately 40 leases which are over 60 days delinquent.  Historically, leasees have defaulted on approximately 15% of our leases, which vehicles we have been forced to repossess.  We turn over all repossessions to licensed repossession companies.  We do not repossess any vehicles ourselves.

Payments are received by leasees in the form of cash, automatic bank withdrawals, debit card and credit card payments, and checks.

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

The Individual Consumer

While the Company’s primary customer is the Franchise Dealer, Mint Leasing’s financial relationship is with the consumer/lessee of the vehicle. The benefits of offering leasing alternatives are clear for the dealer – leasing provides yet another option for consumers looking to purchase (or lease) a new vehicle. Mint Leasing believes however that the benefits to the consumer are less clear.

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

Expansion Opportunity – The Fleet Customer

In 2010, Mint Leasing began to actively seek out a new market segment – leasing to commercial customers who maintain small fleets of vehicles, particularly rental car franchise owners and large repair shop operations that rent cars to customers having work done at their shops.  We believe that there are several advantages to leasing to these customers, including that:

●	They are generally better credit risks than the individual consumer because the leased vehicles will be used to generate income to service the lease payments;
●	Lease payments are guaranteed by both the company and the owner individually;
●	Payments are set up via automatic debits; and
●	They lease several vehicles of similar make and model at one time, allowing Mint Leasing to negotiate better pricing from dealers.

While these customers may also be in a position to demand better terms, thus lowering the gross margin for Mint Leasing, we believe that the risk of default is minimal and the opportunity for cost savings significant.  Over the course of 2010, 2011 and 2012, this market segment grew to represent over 50% of the total receivables for Mint Leasing. As of the date of this filing, the Company expects to continue to expand this segment over the coming year, while still maintaining its consumer business segment.

The Advantages of Mint Leasing

Mint Leasing offers a different approach to auto financing. Mint Leasing doesn’t rely on Finance Managers and salesmen to verify customers’ applications. Mint Leasing relies on its trained, experienced credit analysts to verify every transaction. Mint Leasing has entered into financial relationships with over 500 dealerships as a premier source for outside financing. Because the agreements with the dealerships have been pre-negotiated, Mint Leasing is able to quickly and efficiently respond to the dealerships and the individual customer’s immediate needs.  The Company uses a standard form of Dealer Agreement (a copy of which is incorporated by reference into this filing as Exhibit 10.18).  The Dealer Agreement requires the Company to pay the dealer within 30 days of the Company’s approval date, the purchase price of any vehicle; requires the dealer to collect all down payments from customers; requires the dealer, within 20 days from the date of purchase, to file all documentation necessary for the Company to have a perfected security interest in the vehicle; and requires the dealer to indemnify the Company against any breach of any provision of the dealer agreement.  The Company requires the dealer to execute its form of Dealer Agreement.

As a partner with the dealership, the finance manager/sales consultant at the dealership can enter the application information into the sales office computer while sitting beside the customer. The application is then instantly transmitted to Mint Leasing for approval. Approvals are displayed instantly, allowing the franchise dealer to quickly close the transaction.

Rather than rely on a weighted average credit score of the end customer, Mint Leasing chooses to apply a common sense approach to financing. While the customer’s credit score is taken into account, there is no minimum, or “beacon score” to determine approval. However, Mint Leasing does recognize the inherent risk in lending to non-prime or sub-prime borrowers. Mint Leasing takes into account several factors when considering whether a potential customer’s application will be approved or not, including the individual’s (the percentage next to each criteria is the approximate weight given to each factor); credit score and history (10%); the stability in the customer’s residence (e.g., homeowner or not, how long lived at current address)(30%), job stability (45%), age (5%), and income (10%).  Currently approximately 50% of the Company’s leases are fleet leases and 50% are sub-prime and non-prime borrowers.

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

Repossession Rate

The Mint Leasing repossession rate for 2012 and 2011 has been approximately 10% and 12% of total units out on lease, respectively, because of downturns in the economy in 2009 and early 2010 as the repossession rate spiked to approximately 20% during those time periods, but normally runs approximately 12-15% of total units.

Marketing and Advertising:

The Company markets its leasing products through its partnerships with dealerships and representatives in such dealerships.  The Company also advertises its vehicles on Autotrader.com, ebay.com and on the radio. The Company’s advertising costs for the year ended December 31, 2012 totaled $8,749 and for the year ended December 31, 2011 totaled $2,087.

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

Dependence on One or a Few Major Customers:

Mint Leasing does not depend on a few major customers for its revenues.  As stated above, it has partnerships with over 500 dealerships and has over 1,200 current leasing customers.

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

Our Credit Facility With Comerica Bank Is In Default.

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

Comerica subsequently agreed to further extend the maturity date of the Renewal, and on several dates agreed to accept a discounted payment in full satisfaction of the amounts owed in connection with the Renewal, provided that we were unable to make such discounted payments.

The Renewal, as amended, evidences a Secured Note Payable (the "Note Payable"). At December 31, 2012, the outstanding balance on the Note Payable was $19,063,447. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2013 or in subsequent years, unless the credit facilities are refinanced or replaced.

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Comerica Bank.  Additionally, at December 31, 2012, we were not in compliance with the tangible net worth (required to be $6.75 million and was $2.1 million at December 31, 2012) and debt to tangible net worth (required to be 4:1 and was approximately 10.27:1 at December 31, 2012) covenants required by the Renewal, which non-compliance has previously been waived by Comerica.

On April 8, 2013, we and Comerica entered into a Settlement, Release, Indemnity and Limited Forbearance Agreement (the “Forbearance Agreement”).  Pursuant to the Forbearance Agreement, we agreed that the Renewal was in default and Comerica agreed to forbear from taking any action against us to enforce the default until the earlier of 4 p.m. on April 18, 2013, or the date that a default occurred under the Renewal other than in connection with our failure to repay such Renewal.  We also agreed to pay $500,000 towards the balance of the Renewal on April 5, 2013, which funds have been paid to date and to pay a discounted settlement payment in full satisfaction of the Renewal in the amount of $12 million on April 18, 2013, along with legal fees of Comerica’s counsel (the “Settlement Amount”).  We also agreed to release Comerica from and to indemnify Comerica against certain claims and causes of action.

Over the past approximately ninety days, we have been in discussions with various parties and have entered into various term sheets regarding potential funding transactions in order to enable us to raise funds sufficient to pay the discounted Settlement Amount that Comerica has agreed to accept in satisfaction of the Renewal.  To date, we have not entered into any definitive agreements associated with such potential funding transactions and do not have sufficient funding to pay the Settlement Amount when due on April 18, 2013.  In the event that we are unable to pay the Settlement Amount when due, Comerica could take further actions against us to enforce its security interest over our assets, seek repayment of the full amount due under the facility (and not just the Settlement Amount), seek repayment of the full amount due under the facility (and not just the Settlement Amount), seek an immediate foreclosure of such assets and/or  may take other actions which have a material adverse effect on our operations, assets and financial condition.

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

Our Credit Facility With Moody Bank Is Due On March 1, 2014.

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The Revolver has been extended and renewed from time to time thereafter, including on on March 26, 2013 and effective March 1, 2013, when Moody Bank agreed to enter into a Fifth Renewal, Extension and Modification Agreement (the “Fifth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2014 and we agreed to increase the interest rate of the Revolver to 6.75% per annum and to pay monthly payments of principal and interest under the Revolver of $62,500 per month (beginning April 1, 2013) until maturity. At December 31, 2012, the outstanding balance on the Revolver was $1,385,886. Additionally, at December 31, 2012, we were not in compliance with the tangible net worth covenant required by the Revolver (we were required to have a tangible net worth ratio of 2.5:1 or less and the Company's was 10.68:1 at December 31, 2012), which non-compliance was previously waived by Moody.  The Moody Bank facility may not be further extended and we may be unable to refinance or repay such credit facility when it comes due. Our failure to extend, refinance or repay the credit facility and/or our default in the repayment of the facility could allow Moody Bank to enforce its security interests, take over control of certain of our assets, or force us into Bankruptcy protection, any of which could cause the value of our securities to decline in value or become worthless and could force us to cease operations.

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

The Comerica Bank (which is currently in default) and Moody Bank credit facilities may not be further extended.  Additionally, even if extended, the Company may not have sufficient funds on hand when the credit facilities mature to retire the debt. Accordingly, we will need to further extend the credit facility and/or seek alternative financing to repay such credit facilities.  Additionally, we may need additional credit to support our operations, which credit may not be available from our current banking institutions.  We also have approximately $1.3 million of notes payable, which accrue interest at 12% per annum, which amount is due at various times from December 2013 to May 2014, as described in greater detail above under “Business” - “Third Party Promissory Notes”, which we do not currently have funds to repay, but which we plan to repay from funds generated from our business activities.

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

Our Auditor Has Highlighted the significance of our Banking Relationships.

Management has had a long standing relationship with the financial institutions that are currently providing its credit facilities. The Company has a history of successfully working with its lenders in negotiating previous modifications and extensions, and believes that it will continue to be able to do so in the future. Such extensions or modifications are critical to the Company’s ability to meet its financial obligations and execute its business plan. Currently the majority of the amounts due to the Company's lenders are due within the next 12 months and this amount exceeds the current and readily available assets available to satisfy these obligations.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not renew or continue its operations. These factors among others indicate that we may be unable to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment could become devalued or even worthless.

Our Credit Facilities Require Us To Observe Certain Covenants, And Our Failure To Satisfy Such Covenants Could Render Us Insolvent.

Our credit facilities require the Company to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: we make timely payments of principal and interest under the credit facilities; maintain certain financial ratios; Jerry Parish, our Chief Executive Officer and sole director maintains at least 50% of the ownership of the Company, and that Jerry Parish continues to serve as the Chief Executive Officer of the Company.  At December 31, 2012, the outstanding balance on the Revolver was $1,385,886. Additionally, at December 31, 2012, we were not in compliance with the tangible net worth covenant required by the Revolver (we were required to have a tangible net worth ratio of 2.5:1 or less and the Company's was 10.68:1 at December 31, 2012), which non-compliance was previously waived by Moody. Additionally, at December 31, 2012, we were not in compliance with the tangible net worth (required to be $6.75 million and was $2.1 million at December 31, 2012) and debt to tangible net worth (required to be 4:1 and was approximately 10.27:1 at December 31, 2012) covenants required by the Renewal (which Renewal is currently in default for non-payment).

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

We face continued competition for our employees, and may face competition for the services of Mr. Parish in the future. We currently have $1,000,000 of key man insurance on Mr. Parish.  We also have an employment agreement in place with Mr. Parish which expires on July 10, 2017.  Mr. Parish is our driving force and is responsible for maintaining our relationships and operations. We cannot be certain that we will be able to retain Mr. Parish and/or attract and retain qualified employees in the future. The loss of Mr. Parish, and/or our inability to attract and retain qualified employees on an as-needed basis could have a material adverse effect on our business and operations.

Mr. Parish, Our Sole Director, May, At His Own Discretion And Without Notice To Shareholders, Increase The Salary That He Pays Himself To The Amount Already Provided For In His Employment Agreement Or Any Other Amount He Determines In His Sole Discretion.

On July 18, 2008, the Company assumed a three year employment agreement between The Mint Leasing, Inc., a Texas corporation and Mr. Parish, originally effective as of July 10, 2008, which has since been extended through July 10, 2017.  The employment agreement provides for a salary $675,000 per annum and a bonus payable quarterly equal to 2% of the Company’s “modified EBITDA” (as defined in the employment agreement), as well as a discretionary bonus payable at the option of the Company’s Board of Directors (currently consisting solely of Mr. Parish).  During 2012, 2011 and 2010, Mr. Parish received cash compensation of $315,000, $315,000 and $379,995, respectively. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2010, 2011 and 2012.  However, Mr. Parish can require the Company to pay him the full amount due under the employment agreement (i.e., $675,000 per year plus a quarterly bonus of 2% of the Company’s “modified EBITDA”) at any time, at his own discretion, and without notice to the shareholders, subject only to the requirements of the Moody credit facility which requires that his salary remain below $400,000 per year.  Additionally, as Mr. Parish is the Company’s sole director, he can unilaterally and without shareholder notice or approval, increase the amount he is paid under this employment agreement at any time.  In the event that Mr. Parish was to request to be paid the full amount due pursuant to the terms of his employment agreement, or he was to increase the amount he was due pursuant to the terms of the employment agreement, such increased payments would significantly increase the Company’s quarterly expenses and could materially adversely affect the Company’s results of operations, resulting in a decrease in the value of the Company’s common stock.  Additionally, a significant increase in Mr. Parish’s salary could prohibit the Company from paying its liabilities as they come due, decrease the funds the Company has available for working capital, and force the Company to curtail its operations and business plan.

Our Success In Executing On Our Business Plan Is Dependent Upon The Company’s Ability To Attract And Retain Qualified Personnel.

Our success depends heavily on the continued services of our executive management (i.e., our sole officer and director) and employees.  Our employees are the nexus of our operational experience and customer relationships.  Our ability to manage business risk and satisfy the expectations of our customers, stockholders and other stakeholders is dependent upon the collective experience of our employees and our sole officer and director.  The loss or interruption of services provided by our sole officer and director could adversely affect our results of operations.  Additionally, the Company’s ability to successfully expand the business in the future will be directly impacted by its ability to hire and retain highly qualified personnel.

The Company Has Established Preferred Stock Which Can Be Designated By The Company’s Sole Director Without Shareholder Approval And Has Established Series A and Series B Preferred Stock, Which Gives The Holders Majority Voting Power Over The Company.

The Company has 20,000,000 shares of preferred stock authorized and 185,000 shares of Series A Convertible Preferred Stock and 2,000,000 shares of Series B Convertible Preferred Stock designated.  As of the filing date of this report, the Company has no Series A Convertible Preferred Stock shares issued and outstanding and 2,000,000 Series B Convertible Preferred Stock shares issued and outstanding, which shares are held by the Company’s Chief Executive Officer and sole director, Jerry Parish.  The Company’s Series A Convertible Preferred Stock allows the holder to vote 200 votes each on shareholder matters and Series B Convertible Preferred Stock shares allow the holder to vote a number of voting shares equal to the total number of voting shares of the Company’s issued and outstanding stock as of any record date for any shareholder vote plus one additional share.  As a result, due to Mr. Parish’s ownership of the Series B Convertible Preferred Stock shares, he has majority control over the Company.  Mr. Parish also beneficially owns approximately 54.2% of the Company’s outstanding common stock and 76.8% of the Company’s voting stock.

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

Jerry Parish, Our Chief Executive Officer and sole Director, Can Exercise Voting Control Over Corporate Decisions.

Jerry Parish beneficially holds voting control over (a) 2,000,000 Series B Convertible Preferred Stock shares, which provide him the ability to vote the total number of outstanding shares of voting stock of the Company plus one vote, and (b) approximately 54.2% of the Company’s outstanding common stock; which in aggregate provides him voting control over approximately 76.8% of our total voting securities.   As a result, Mr. Parish will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Parish may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. There can be no assurance however; that we will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations. Further, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on our business.

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

We reported material weaknesses in the effectiveness of our internal controls over financial reporting related to the lack of segregation of duties and the need for a stronger internal control environment.  In addition, we concluded that our disclosure controls and procedures were ineffective and that material weaknesses existed in connection with such internal controls. Specifically, we identified the following two material weaknesses in our internal control over financial reporting at the end of each period from December 31, 2007 through December 31, 2012:

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

We Currently Have A Sporadic, Illiquid, Volatile Market For Our Common Stock, The Market For Our Common Stock Is And May Remain Sporadic, Illiquid, And Volatile In The Future, And Our Common Stock Was Previously Delisted From the Over-The-Counter Bulletin Board.

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

ITEM 2. PROPERTIES

The Company leases an approximately 27,000 square foot facility, which includes 6,000 square feet of office space and certain other adjacent property which it uses an automobile lot from a limited liability corporation that is owned by the Company’s sole officer and director, Jerry Parish and Victor Garcia, a significant shareholder.  Beginning in September 2010, the Company and the lessor agreed to reduce the monthly rent from $20,000 (which was the amount originally required under the terms of the lease) to $15,000 per month for the balance of the lease term. The lease was renewed for a term of one year on July 31, 2012, at a monthly rental rate of $15,000 per month. The Company also has the right to three additional one year extensions.  Any extensions under the lease shall be at a monthly rental cost mutually agreeable by the parties.  The payment of the rental costs due under the lease is secured by a lien on all of the Company's goods and personal property located within the leased premises. Rent expense under the lease amounted to $180,000 and $180,000 for the years ended December 31, 2012 and 2011, respectively.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The common stock of The Mint Leasing, Inc. commenced trading on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “LGCC” on August 14, 2006.  Effective July 21, 2008, we changed our name and the trading symbol became “MLES”. On February 23, 2011, we were automatically delisted from the OTC Bulletin Board due to the fact that no market maker quoted our common stock on the OTC Bulletin Board for a period of four or more days; provided that our common stock was re-quoted on the OTCBB on April 27, 2011.  Subsequently on July 23, 2012, our common stock was again automatically delisted from the OTCBB due to the fact that no market maker quoted our common stock on the OTC Bulletin Board for a period of four or more days.  We have not yet determined whether we will relist our common stock on the OTC Bulletin Board or continue to be quoted on the OTCQB market maintained by the OTC Markets Group Inc.

The following table sets forth the high and low trading prices of one (1) share of our common stock for each fiscal quarter over the past two fiscal years. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW

December 31, 2012	$0.150	$0.005
September 30, 2012	$0.050	$0.020
June 30, 2012	$0.097	$0.050
March 31, 2012	$0.120	$0.040

December 31, 2011	$0.150	$0.010
September 30, 2011	$0.070	$0.010
June 30, 2011	$0.070	$0.010
March 31, 2011	$0.070	$0.030

As of April 1, 2013, we had 80,414,980 shares of common stock issued and outstanding held by approximately 60 shareholders of record, no shares of Series A Convertible Preferred Stock issued and outstanding and 2,000,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

Series B Convertible Preferred Stock

The Company’s Series B Convertible Preferred Stock shares (the “Series B Stock”) allow the holder to vote a number of voting shares equal to the total number of voting shares of the Company issued and outstanding as of any record date for any shareholder vote plus one additional share.  The Series B Stock has a liquidation preference over the shares of common stock issued and outstanding.  The Series B Stock is convertible at the option of the holder with 61 days’ notice to the Company into 10 shares of common stock for each share of Series B Stock issued and outstanding, which conversion rate may be increased by the Company’s Board of Directors from time to time as provided in the Series B Stock designation.

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

EQUITY COMPENSATION PLAN INFORMATION

On June 26, 2008, the Board of Directors adopted, and on July 18, 2008, the stockholders approved, the 2008 Directors, Officers, Employees and Consultants Stock Option, Stock Warrant and Stock Award Plan (the “Plan”).  Under the Plan, the Board of Directors (or a committee thereof)(currently consisting solely of Mr. Parish) may grant options, warrants or restricted or unrestricted shares of the Company’s common stock or preferred stock to its directors, officers, employees or consultants.

The following table provides information as of December 31, 2012 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	2,000,000	(1)	$3.00	22,900,000
Equity compensation plans not approved by the security holders	-		-	-
Total	2,000,000	(1)	$3.00	22,900,000

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective in November 2012, a shareholder holding 2 million shares of the Company’s common stock agreed to cancel such shares , which shares were cancelled effective in March 2013.

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the 2013 fiscal year, we plan to continue investigating opportunities to support our long-term growth initiatives. We are exploring opportunities to increase the Company’s capital base through institutional or bank funding, the issuance by the Company of additional common or preferred stock and/or the issuance of convertible debt, which may not be available on favorable terms if at all. The Company has also historically engaged various consultants from time to time in an effort to help facilitate the Company’s ability to raise funding. Without access to additional capital in the form of debt or equity, the Company’s ability to add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio, after paying its debt servicing costs.  While the cash flow from its current lease portfolio is sufficient to service the Company’s debts and expenses (assuming the continued renewal/extension of its outstanding credit facilities described above), it may not generate sufficient excess cash to allow the Company to enter into enough new leases to generate a profit.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012, COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

For the year ended December 31, 2012, total revenues were $9,973,759, compared to $10,765,300 for the year ended December 31, 2011, a decrease in total revenues of $791,541 or 7% from the prior period.  For the year ended December 31, 2012, revenues from sales-type leases, net, decreased $504,169 or 7% to $7,112,800 for the year ended December 31, 2012, from $7,616,969 for the year ended December 31, 2011.  Revenues from amortization of unearned income related to sales-type leases decreased $287,372 or 9% to $2,860,959 for the year ended December 31, 2012, from $3,148,331 for the year ended December 31, 2011.

The decrease in revenues from sales-type leases, net, was primarily due to the Company’s inability to obtain new financing during the year ended December 31, 2012.  Although the Company was unable to borrow any funds under the Comerica Bank facility (which is currently in default) or the Moody Bank facility (described in greater detail above under “Business” – “Moody Bank Facility” and “Business” – “Comerica Bank Credit Facility”) during 2012, the slightly lower principal payments and lower interest payments gave the Company the ability to deploy cash to purchase additional vehicles.  The Company believes that if it had access to additional capital during the year ended December 31, 2012, its revenues would have been even higher.

Cost of Sales-type leases decreased $557,508 or 12% to $3,971,058 for the year ended December 31, 2012, compared to $4,528,566 for the year ended December 31, 2011.  Cost of sales-type leases decreased as a result of fewer new leases as well as lower costs incurred purchasing vehicles for the year ended December 31, 2012, compared to the year ended December 31, 2011.  The costs of vehicles decreased due to the Company’s ability to negotiate better terms with the car dealers since the Company’s increased emphasis on fleet leases meant that the Company could buy several vehicles at a time rather than a single vehicle.  The emphasis on fleet leasing also led to purchases of somewhat less expensive vehicles for the new leases.

Repossession and cancelled lease expense decreased by $1,980,125 or 46% to $2,308,222 for the year ended December 31, 2012, compared to $4,288,347 for the year ended December 31, 2011.  This decrease in costs associated with early lease terminations and repossessions of vehicles is the result of a concentrated effort to locate and repossess vehicles in the prior year, which resulted in a decreasing number of early lease terminations in 2012.

Gross profit increased $1,746,092 or 90% to a gross profit of $3,694,479 for the year ended December 31, 2012 compared to a gross profit of $1,948,387 for the year ended December 31, 2011.  Gross profit increased as a result of the decrease in cost of revenues discussed above.

Gross profit as a percentage of revenues was 37% for the year ended December 31, 2012 compared to 18% for the year ended December 31, 2011.  As stated above, the increases in the gross profit in actual dollars and as a percentage of revenues are primarily attributable to lower costs of acquiring vehicles for lease and to the decrease in costs associated with repossessions and cancelled leases.

General and administrative expenses were $2,350,827 and $1,967,264 for the years ended December 31, 2012 and December 31, 2011, respectively, resulting in an increase of $383,563 or 19% from the prior period.  The increase in general and administrative expense was primarily the result of legal, accounting and consulting fees associated with renewals of existing debt facilities and locating potential new funding sources in 2012.

Other expense, consisting primarily of interest expense, offset somewhat by other income, was $1,582,621 and $1,597,407 for the years ended December 31, 2012 and December 31, 2011, respectively.   The main reason for the $14,786 or less than 1% decrease was due to lower outstanding debt balances on the bank borrowings in 2012 compared to 2011, offset by higher interest rates charged on the third party notes added in 2012.

There was no income tax expense for either the year ended December 31, 2012 or the year ended December 31, 2011.

The Company had a net loss of $238,969 for the year ended December 31, 2012, compared to a net loss of $1,616,284 for the year ended December 31, 2011, an improvement in net loss of $1,377,316 or 85%.  The decrease in net loss during 2012 was the cumulative effect of the decrease in revenues from sales-type leases; the decrease in cost of sales-type leases; a decrease in revenues from the amortization of unearned income; the decrease in cost of revenues associated with repossessions and cancelled leases; an increase in general and administrative expenses; and a decrease in other expense.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $24,067,944 as of December 31, 2012, which included cash of $894,794, investment in sales-type leases, net, of $22,661,504, vehicle inventory of $479,834, property and equipment, net, of $27,183, and other assets of $4,629.

We had total liabilities as of December 31, 2012 of $23,319,626 which included $846,730 of accounts payable and accrued liabilities (including notes discussed above under “Business” – “Third Party Promissory Notes”), $21,161,332 of amounts under our senior credit facilities (described in greater detail above under “Business” – “Moody Bank Facility” and “Business” – “Comerica Bank Credit Facility”) and $1,311,564 of notes payable to related parties as described below.

The Company had notes and advances payable to Jerry Parish, Victor Garcia and an affiliate of $1,311,564 and $898,000 as of December 31, 2012 and December 31, 2011, respectively.  These notes and advances payable are non-interest bearing and subordinated to the credit facilities with the banks.  Accordingly, they have been classified as long term. The Company imputed interest on these note payables at a rate of 8.75% per year.  Interest expense of $37,830, and $37,616 was recorded as contributed capital for the years ended December 31, 2012 and 2011, respectively.

We generated $2,518,844 in cash from operating activities for the year ended December 31, 2012, which was mainly from collections and reductions of net investment in sales-type leases of $2,513,000 and an increase in accounts payable and accrued expenses of $413,798.  Non-cash charges for the period included the change in the bad debt expense, depreciation, and imputed interest which were $159,875, $10,461, and $37,830, respectively, which together had a net negative impact on the cash provided by operating activities. Additionally, debt discount amortization of $20,017 related to the Convertible Note described above under “Business” – “Third Party Notes”, had a positive impact on the cash provided from operating activities.  Those items negatively impacting the cash provided by operations for the year ended December 31, 2012 were the net loss of $238,969, and an increase in vehicle inventory of $91,634.

We used $2,566 in investing activities to purchase additional equipment for the year ended December 31, 2012.

We had $1,773,280 of net cash used in financing activities for the year ended December 31, 2012, which was due to $2,656,844 of payments on credit facilities and notes payable and $361,436 of payments on related party notes, offset by $775,000 of shareholder and related party loans, and $470,000 of new financing.

We believe that the Company has adequate cash flow being generated from its investment in sales-type leases and inventories to meet its financial obligations to the banks in an orderly manner, provided we are able to continue to renew or refinance the current credit facilities and the outstanding balances are amortized over a four to five year period.  The Company has historically been able to negotiate such renewals with its lenders.  However, there is no assurance that the Company will be able to negotiate such renewals in the future on terms that will be acceptable to the Company.  Additionally, as described above, the Company is currently in default of its Comerica credit facility and is required to pay Comerica an aggregate of approximately $12 million on April 18, 2013, in satisfaction of the Renewal, which funds the Company does not currently have. In the event that we are unable to pay the Settlement Amount when due, Comerica could take further actions against us to enforce its security interest over our assets, seek repayment of the full amount due under the facility (and not just the Settlement Amount), seek an immediate foreclosure of such assets and/or may take other actions which may have a material adverse effect on our operations, assets and financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE MINT LEASING, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Mint Leasing, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of The Mint Leasing, Inc. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders' equity and cash flows for the twelve month periods then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Mint Leasing, Inc. as of December 31, 2012 and 2011 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has a significant amount of debt due within the next 12 months. The Company has historically been successful at renegotiating their loans and renewing such loans. If the Company is not successful in obtaining renewals or renegotiating its loans, these matters raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 15, 2013

The Mint Leasing, Inc.
Consolidated Balance Sheets
December 31, 2012 and 2011

ASSETS	2012	2011

Cash and cash equivalents	$894,794	$151,796
Investment in sales-type leases, net of allowance of $305,174 and $465,048, respectively	22,661,504	25,033,096
Vehicle inventory	479,834	388,200
Property and equipment, net	27,183	35,077
Other assets	4,629	379
TOTAL ASSETS	$24,067,944	$25,608,548

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$846,730	$432,932
Credit facilities (portion in default see note 5)	21,161,332	23,338,159
Notes payable to related parties	1,311,564	898,000
TOTAL LIABILITIES	23,319,626	24,669,091

STOCKHOLDERS' EQUITY
Preferred stock Series A, 18,000,000 shares authorized at $0.001 par value, 0 and 0 shares outstanding, respectively	-	-
Preferred stock Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 and 2,000,000 shares outstanding, respectively	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 82,414,980 and 82,224,504 shares issued and outstanding, respectively	82,415	82,225
Additional paid in capital	9,485,747	9,438,107
Retained (deficit)	(8,821,844)	(8,582,875)
TOTAL STOCKHOLDERS’ EQUITY	748,318	939,457
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,067,944	$25,608,548

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
Consolidated Statements of Operations For the Years Ended December 31, 2012 and 2011

	2012	2011
REVENUES
Sales-type leases, net	$7,112,800	$7,616,969
Amortization of unearned income related to sales-type leases	2,860,959	3,148,331
Total Revenues	9,973,759	10,765,300

COST OF REVENUES
Cost of sales-type leases	3,971,058	4,528,566
Repossession and cancelled lease expense	2,308,222	4,288,347
Total Cost of Revenues	6,279,280	8,816,913

GROSS PROFIT (LOSS)	3,694,479	1,948,387

GENERAL AND ADMINISTRATIVE EXPENSE	2,350,827	1,967,264

PROFIT (LOSS) BEFORE OTHER (EXPENSE) FROM CONTINUING OPERATIONS	1,343,652	(18,877)

OTHER INCOME (EXPENSE)
Other income	28,742	3,882
Interest expense	(1,611,363)	(1,601,289)
Total Other Income (Expense)	(1,582,621)	(1,597,407)

(LOSS) BEFORE INCOME TAX	(238,969)	(1,616,284)

Income Tax Expense	-	-

NET INCOME (LOSS)	$(238,969)	$(1,616,284)

Basic and diluted average shares outstanding	82,389,409	82,224,504
Basic and Diluted Loss Per Share	$(0.00)	$(0.03)

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2012 and 2011

	Preferred Series A		Preferred Series B		Common Stock		Additional Paid In	Retained Earnings	Total Equity
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	(Deficit)	Stockholders'

Balance, December 31, 2010	-	$-	$2,000,000	$2,000	82,224,504	$82,225	$9,357,016	$(6,966,591)	$2,474,650

Imputed interest on related party Notes	-	-	-	-	-	-	37,616	-	37,616

Beneficial conversion feature - Asher	-	-	-	-	-	-	43,475	-	43,475

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	(1,616,284)	(1,616,284)
Balance, December 31, 2011	-	$-	$2,000,000	$2,000	82,224,504	$82,225	$9,438,107	$(8,582,875)	$939,457

Imputed interest on related party Notes	-	-	-	-	-	-	37,830	-	37,830

Shares issued for note conversion	-	-	-	-	190,476	190	9810	-	10,000

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	(238,969)	(238,969)
Balance, December 31, 2012	-	$-	$2,000,000	$2,000	82,414,980	$82,415	$9,485,747	$(8,821,844)	$748,318

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(238,969)	$(1,616,284)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	10,461	27,019
Amortization of debt costs
Bad debt expense	(159,875)	425,247
Debt discount amortization	20,017	23,458
Imputed interest	37,830	37,616
Change in operating assets and liabilities:
Net investment in sales-type leases	2,531,466	3,506,174
Inventory	(91,634)	78,150
Prepaid expenses and other assets	(4,250)	(379)
Accounts payable and accrued expenses	413,798	(530,432)
Net Cash provided by Operating Activities	2,518,844	1,950,569

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(2,566)	-
Net Cash used by Investing Activities	(2,566)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Credit Facilities and Notes Payable	(2,656,844)	(2,246,721)
Proceeds from Credit Facilities	470,000	210,000
J Proceeds from Notes to Related Parties	775,000	70,000
Payments on Notes from Related Parties	(361,436)	(85,800)
Net Cash (used in) Financing Activities	(1,773,280)	(2,052,521)

INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	742,998	(101,952)

CASH and CASH EQUIVALENTS, AT BEGINNING OF PERIOD	151,796	253,748

C CASH and CASH EQUIVALENTS, AT END OF PERIOD	$894,794	$151,796

Cash paid for interest	$1,586,170	$1,601,291
Cash paid for taxes	$-	$-
Supplemental disclosure of cash flow information
Note Conversion/ Discount – Asher	$10,000	$43,475

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

C. Revenue recognition

The Company’s customers typically finance vehicles over periods ranging from three to nine years. These financing agreements are classified as either operating or sales type leases as prescribed by the Financial Accounting Standards Board (FASB). Revenues representing the capitalized costs of the vehicles are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term. For the years ended December 31, 2012 and 2011, amortization of unearned income totaled $2,860,959 and $3,148,331, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D. Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s). Vehicles that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue. Total cost of sales was $6,279,280 and $8,816,913 for the years ending December 31, 2012 and 2011, respectively.

E. Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents in the accompanying balance sheets. At December 31, 2012 and December 31, 2011, the Company had cash of $894,794 and $151,796, respectively. The Company had no cash equivalents at December 31, 2012 and December 31, 2011.

At December 31, 2012 and December 31, 2011, the Company had no deposits that exceeded FDIC insurance coverage limits.

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

G. Allowance for Loan Losses

Provisions for losses on investments in sales-type leases are charged to cost of revenues in amounts sufficient to maintain the allowance for losses at a level considered adequate to cover probable credit losses inherent in our receivables related to sales-type leases. The Company establishes the allowance for losses based on the determination of the amount of probable credit losses inherent in the financed receivables as of the reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, and other information in order to make the necessary judgments as to probable credit losses. Assumptions regarding probable credit losses are reviewed periodically and may be impacted by actual performance of financed receivables and changes in any of the factors discussed above. The Company recorded an allowance for doubtful accounts of $305,000 and $465,000 at December 31, 2012 and 2011, respectively.

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

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 30, 2012 and 2011 totaled $8,749 and $2,087, respectively.

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

We adopted the provisions of the FASB’s guidance related to accounting for uncertainty as to income tax positions on January 1, 2008. As of  December 31, 2012 and December 31, 2011, we had no liabilities included on the consolidated balance sheets associated with uncertain tax positions. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

N. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year. At December 31, 2012 and 2011, there was no difference between basic and diluted earnings (loss) per share.

O. Preferred Stock Rights and Privileges

We have a total of 20,000,000 shares of preferred stock (the “Preferred Stock”) authorized. The rights and privileges of the Preferred Stock are detailed as follows:

Series A Convertible Preferred Stock

As of December 31, 2012 and December 31, 2011, we had 185,000 shares of Series A Convertible Preferred Stock designated and 0 shares issued and outstanding.

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

Series B Convertible Preferred Stock

As of December 31, 2012 and December 31, 2011, we had 2,000,000 shares of Series B Convertible Preferred Stock designated, authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

Each share of Series B Convertible Preferred Stock shall be convertible into shares of common stock of the Company, par value $0.001 per share. Each share of Preferred Stock shall be convertible into fully paid and non-assessable shares of Common Stock at the rate of 10 shares of Common Stock for each full share of Preferred Stock.

The holder of Series B Convertible Preferred Stock has the number of votes equal to the number of votes of all outstanding shares of capital stock plus one additional vote such that the holders of a majority of the outstanding shares of Series B Preferred Stock shall always constitute a majority of the voting rights for the Company.

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

NOTE 3 –NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2014. Following is a summary of the components of the Company’s net investment in sales-type leases at December 31, 2012 and 2011:

	As of	As of
	December 31, 2012	December 31, 2011

Total Minimum Lease Payments to be Received	$16,222,484	$19,834,161
Residual Values	12,209,373	12,594,447
Lease Carrying Value	28,431,857	32,428,608
Less: Allowance for Uncollectible Amounts	(305,174)	(465,048)
Less: Unearned Income	(5,465,179)	(6,930,464)
Net Investment in Sales-Type Leases	$22,661,504	$25,033,096

NOTE 4 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Cost and accumulated depreciation of equipment and leasehold improvements as of December 31, 2012 and December 31, 2011 are as follows:
	December 31, 2012	December 31, 2011
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	182,139	179,572
Total	286,100	283,533
Less: Accumulated Depreciation	(258,917)	(248,456)
Net Property and Equipment	$27,183	$35,077

Depreciation expense charged to operations was $10,461 and $27,019 for the years ended December 31, 2012 and 2011, respectively.

NOTE 5– CREDIT FACILITIES

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

The credit agreement also required the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009; which the Company did not meet. At December 31, 2009, the availability under the $10,000,000 Revolver was limited to $2,500,000. The outstanding balance at December 31, 2009 was $1,679,319. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days at which time an additional $820,681 was advanced to the Company. On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”). The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principal and interest of $37,817, with the remaining balance due at maturity. Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal"). Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remains at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provides for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012. On March 29, 2012 and effective March 1, 2012, Moody Bank agreed to enter into a Fourth Renewal, Extension and Modification Agreement (the “Fourth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2013 (which credit facility has since been further extended as discussed in Note 13) and we agreed to pay monthly payments of principal and interest due under the Revolver of $57,500 per month until maturity. The amount outstanding under the Revolver at the time of the parties’ entry into the Fourth Renewal was $1,822,767.

At December 31, 2012, the outstanding balance on the Revolver was $1,385,885.  Additionally, at December 31, 2012, we were not in compliance with certain of the covenants required by the Revolver.

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

In July 2012, Comerica agreed to further extend the maturity date of the Renewal, provided that the Company did not formally enter into any extension or renewal agreements with Comerica.

At December 31, 2012, the outstanding balance on the Note Payable was $19,063,447. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2013 or subsequent years.

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Comerica Bank. Additionally, at December 31, 2012, we were not in compliance with the tangible net worth (required to be $6.75 million and was $2.1 million at December 31, 2012) and debt to tangible net worth (required to be 4:1 and was approximately 10.27:1 at December 31, 2012) covenants required by the Renewal. We were also not in compliance with the Comerica Bank covenants as of December 31, 2011.

On April 8, 2013, we and Comerica entered into a Settlement, Release, Indemnity and Limited Forbearance Agreement (the “Forbearance Agreement”).  Pursuant to the Forbearance Agreement, we agreed that the Renewal was in default and Comerica agreed to forbear from taking any action against us to enforce the default until the earlier of 4 p.m. on April 18, 2013, or the date that a default occurred under the Renewal other than in connection with our failure to repay such Renewal.  We also agreed to pay $500,000 towards the balance of the Renewal on April 5, 2013, which funds have been paid to date and to pay a discounted settlement payment in full satisfaction of the Renewal in the amount of $12 million on April 18, 2013, along with legal fees of Comerica’s counsel (the “Settlement Amount”).  We also agreed to release Comerica from and to indemnify Comerica against certain claims and causes of action.

Over the past approximately ninety days, we have been in discussions with various parties and have entered into various term sheets regarding potential funding transactions in order to enable us to raise funds sufficient to pay the discounted Settlement Amount that Comerica has agreed to accept in satisfaction of the Renewal.  To date, we have not entered into any definitive agreements associated with such potential funding transactions and do not have sufficient funding to pay the Settlement Amount when due on April 18, 2013.  In the event that we are unable to pay the Settlement Amount when due, Comerica could take further actions against us to enforce its security interest over our assets, seek repayment of the full amount due under the facility (and not just the Settlement Amount), seek an immediate foreclosure of such assets and/or may take other actions which have a material adverse effect on our operations, assets and financial condition.

On March 1, 2011, the Company entered into a Promissory Note with a third party in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due on March 1, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. This note was paid off on March 26, 2011, with the proceeds of a new Promissory Note as described below.

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with the same third party in the amount of $142,000, with a maturity date of March 26, 2012. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2012 and 2011 was $142,000. The note has been extended until December 6, 2013.

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

On November 28, 2011, the Company entered into a Promissory Note with another third party in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2012 and 2011 was $100,000. The note has been extended until December 28, 2013.

In March 2012, the Company entered into a Promissory Note with another third party in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March, 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2012 was $220,000. The note has been extended until March, 2014.

In May 2012, the Company entered into a Promissory Note with the same third party in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due in May, 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2012 was $250,000.

The following table summarizes the credit facilities, promissory notes, and convertible note discussed above for the period ended December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Credit Facility - Comerica Bank	$19,063,447	$21,160,783
Credit Facility - Moody Bank	1,385,885	1,887,393
Convertible Note Payable – Asher notes Net of discount of $0 and $20,017 at December 31, 2012 and December 31, 2011	-	47,983
Promissory Notes	712,000	242,000
Total notes payable	$21,161,332	$23,338,159

As described above, the Company is currently in default of its Comerica credit facility and is required to pay Comerica an aggregate of approximately $12 million on April 18, 2013, in satisfaction of the Renewal, which funds the Company does not currently have. In the event that we are unable to pay the Settlement Amount when due, Comerica could take further actions against us to enforce its security interest over our assets, seek repayment of the full amount due under the facility (and not just the Settlement Amount), seek an immediate foreclosure of such assets and/or may take other actions which may have a material adverse effect on our operations, assets and financial condition.

NOTE 6– FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments as of December 31, 2012 and 2011 are set forth below:

		December 31, 2012
		Carrying Value	Estimated Fair Value
Financial assets:
Investment in sales-type leases – net	(a)	$22,661,504	$22,661,504

		December 31, 2011
		Carrying Value	Estimated Fair Value
Financial assets:
Investment in sales-type leases – net	(a)	$25,033,096	$25,033,096

(a)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This valuation is a type 3 indicator.

NOTE 7 -RELATED PARTY TRANSACTIONS

During 2012 and 2011 Mr. Parish received cash compensation of $315,000. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2012 and 2011. The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011 and again until July 31, 2012 and 2013, which included an adjacent property at the rate of $20,000 per month. In conjunction with the Company's cost reduction efforts the monthly rental payment was reduced to $15,000 per month during the latter part of 2010 and all of 2011 and 2012. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market.  Rent expense under the lease amounted to $180,000 and $180,000 for the years ended December 31, 2012 and 2011, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of December 31, 2012 and December 31, 2011 were $1,311,564 and $898,000, respectively.  These notes payable are non-interest bearing and due upon demand.  The Company imputed interest on these notes payable at a rate of 8.75% per year.  Interest expense of $37,830, and $37,616 was recorded as contributed capital for the years ended December 31, 2012 and 2011, respectively. Additional interest expense of $33,649 and $16,556 for the years ended December 31, 2012 and 2011, respectively, was recorded as a current payable.

NOTE 8– COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – GOING CONCERN & ONGOING RELATIONSHIPS WITH FINANCIAL INSTITUTIONS

Management has had a long standing relationship with the financial institutions that are currently providing its credit facilities. The Company has a history of successfully working with its lenders in negotiating previous modifications and extensions, and believes that it will continue to be able to do so in the future. Such extensions or modifications are critical to the Company’s ability to meet its financial obligations and execute its business plan. Currently the majority of the amounts due to the Company's lenders are due within the next 12 months and this amount exceeds the current and readily available assets available to satisfy these obligations.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities should the Company not be able to continue to modify or extend its credit facilities. See Note 5 for further details.  Please see Note 13 for subsequent events affecting our relationships with financial institutions.

NOTE 10 – FINANCING RECEIVABLES

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

The following table discloses the recorded investment in financing receivables by credit quality indicator as at December 31, 2012 (in thousands):

Net
Investment
in Leases
Current	$15,825
Performing	4,246
Poor	2,591

Total	$22,662

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

The Company’s net investment leases on nonaccrual status as of December 31, 2012, are as follows (in thousands):

	Recorded	Related
	Investment	Allowance
Net investment in leases	$305	$(305)

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

The Company’s aged financing receivables as of December 31, 2012 are as follows (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$15,837	$6,225	$905	$22,967	$-	$22,967	$(305)	$22,662

The Company recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of December 31, 2012 (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$15,837	$6,225	$600	$22,662	$-	$22,662	$-	$22,662

Activity in our reserves for credit losses for the year ended December 31, 2012 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2012	$465
Provision for bad debts	-
Recoveries	-
Write-offs and other	(160)
Balance December 31, 2012	$305

Our reserve for credit losses and minimum lease payments associated with our investment in sales- type lease balances disaggregated on the basis of our impairment method were as follows as of December 31, 2012 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$6,225
Ending balance: individually evaluated for impairment	905
Ending balance	$7,130

The following table discloses the recorded investment in financing receivables by credit quality indicator as of December 31, 2011 (in thousands):

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

The Company’s net investment leases on nonaccrual status as of December 31, 2011 are as follows (in thousands):
	Recorded	Related
	Investment	Allowance
Net investment in leases	$465	$(465)

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

NOTE 11 – DEFERRED INCOME TAX

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

During both 2012 and 2011, the Company incurred a net loss and therefore had no tax liability.  The Company does not have any material uncertain income tax positions.  As a result, the net deferred tax asset generated by the loss carry forward has been fully reserved.  The cumulative net operating loss carry forward is approximately $7,100,000 and $6,900,000 at December 31, 2012 and 2011, respectively, and will expire in the years 2021 through 2031.

	2012	2011
Deferred Tax Asset	$2,485,000	$2,415,000
Less: Valuation Allowance	(2,485,000)	(2,415,000)
Net Deferred Tax Asset	-0-	-0-

NOTE 12 –OPTIONS AND WARRANTS

In July 2008, the Company granted options to purchase 2,000,000 common shares of stock to a selling stockholder of Mint Texas, who was elected director, President and CEO of Mint Nevada. The exercise price of the options is $3.00 per share and such options expire ten years after the grant date. One third of the options may be exercised respectively on the first, second and third anniversary of the grant date. The Company recorded the transaction as part of its recapitalization.

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

A summary of activity under the Employee Stock Plans for the years ended December 31, 2012 and 2011 is presented below:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2010	2,100,000	$2.91
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	(100,000)	$1.01
Distributed	-	$-
Outstanding – December 31, 2011	2,000,000	$2.91
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	-	$-
Outstanding/exercisable – December 31, 2012	2,000,000	$2.91
Outstanding/exercisable – December 31, 2011	2,100,000	$2.91

The following table summarizes information about outstanding warrants at December 31, 2012 and 2011:

	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price

2011	300,000	2.50	$0.50
2012	300,000	1.50	$0.50

NOTE 13 – SUBSEQUENT EVENTS

On March 26, 2013 and effective March 1, 2013, Moody Bank agreed to enter into a Fifth Renewal, Extension and Modification Agreement (the “Fifth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2014 and we agreed to increase the interest rate of the Revolver to 6.75% per annum and to pay monthly payments of principal and interest under the Revolver of $62,500 per month (beginning April 1, 2013) until maturity. The amount outstanding on the Revolver as of the parties’ entry into the Fifth Renewal was $1,290,463.

On April 8, 2013, we and Comerica entered into a Settlement, Release, Indemnity and Limited Forbearance Agreement (the “Forbearance Agreement”).  Pursuant to the Forbearance Agreement, we agreed that the Renewal was in default and Comerica agreed to forbear from taking any action against us to enforce the default until the earlier of 4 p.m. on April 18, 2013, or the date that a default occurred under the Renewal other than in connection with our failure to repay such Renewal.  We also agreed to pay $500,000 towards the balance of the Renewal on April 5, 2013, which funds have been paid to date and to pay a discounted settlement payment in full satisfaction of the Renewal in the amount of $12 million on April 18, 2013, along with legal fees of Comerica’s counsel (the “Settlement Amount”).  We also agreed to release Comerica from and to indemnify Comerica against certain claims and causes of action.

Effective March 2013, 2,000,000 shares of the Company’s common stock were cancelled.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As of the date of our assessment we concluded our internal controls over financial reporting were ineffective due to discovery of material weaknesses.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information regarding our sole officer and director (as used below, references to our Board of Directors, currently refer only to our sole director, Jerry Parish) as of the date of this filing:

Name	Position	Year of Appointment
Jerry Parish	Chief Executive Officer, President, Chief Financial Officer, Secretary and sole Director	2008

Jerry Parish, Age 65

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

Our sole officer and any officers we appoint in the future will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

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

Board of Directors Meetings

The Company had zero formal meetings of the Board of Directors of the Company during the last fiscal year ending December 31, 2012 and instead took all actions via written consent of the sole director.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent directors until such time as we are required to do so.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by our sole director.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The sole director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The sole director will assess all candidates, whether submitted by management (i.e., our sole officer and director) or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President and director, at the address appearing on the first page of this report.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. On July 18, 2008, the Board of Directors of the Company adopted a Code of Ethics for the Company’s senior officers (currently consisting solely of Mr. Parish).  Mr. Parish, as the sole director, believes that these individuals must set an exemplary standard of conduct, particularly in the areas of accounting, internal accounting control, auditing and finance.  This code sets forth ethical standards to which the designated officers must adhere and other aspects of accounting, auditing and financial compliance.

In lieu of an Audit Committee, the Company’s sole director is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The sole director reviews the Company's internal accounting controls, practices and policies.

Risk Oversight

Effective risk oversight is an important priority of the sole director. Because risks are considered in virtually every business decision, the sole director discusses risk throughout the year generally or in connection with specific proposed actions. The sole director’s approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The sole director exercises direct oversight of strategic risks to the Company.

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

Based solely on the reports received by us and on the representations of the reporting persons, we believe that all required directors, officers and greater than ten percent shareholders complied with applicable filing requirements during the fiscal year ended December 31, 2012, except that:

(a)
Victor Garcia, a former director of the Company and a greater than ten percent shareholder of the Company inadvertently did not timely file a Form 4 filing relating to the sale by Mr. Garcia of 12,000 shares of common stock on July 13, 2011, 600 shares of common stock on July 22, 2011, 500 shares of common stock on August 17, 2011, and 2,500 shares of the Company’s common stock on February 22, 2012, which Form 4 was subsequently filed on March 26, 2012.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation information with respect to our Chief Executive Officer and our Chief Financial Officer, who was our only executive officer during the years presented below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	All Other Compensation	Total ($)

Jerry Parish	2012	$315,000	$ -	$-	$-	$-	$315,000
CEO, CFO and President (1)	2011	$315,000	$ -	$-	$-	$-	$315,000

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

Board Compensation

Mr. Parish was the sole director of the Company during the year ended December 31, 2012.  Mr. Parish’s compensation is included in the table above.  Mr. Parish did not receive any consideration separate from the compensation provided to him as an officer of the Company, as provided above, for serving as a director of the Company during the year ended December 31, 2012.

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

Employment Agreement:

On July 18, 2008, the Company assumed a three year employment agreement between Mint Texas and Mr. Parish, originally effective as of July 10, 2008.  The employment agreement provides for a salary $675,000 per annum and a bonus payable quarterly equal to 2% of the Company’s “modified EBITDA” (as defined in the employment agreement), as well as a discretionary bonus payable at the option of the Company’s Board of Directors (currently consisting solely of Mr. Parish).  Upon the termination of the employment agreement for cause by the Company (as defined therein) or by Mr. Parish, without cause, Mr. Parish will receive only the benefits and compensation he has earned as of the termination date of the agreement.  Upon termination of the agreement by Mr. Parish for good cause (as defined therein) disability, or death, Mr. Parish is due his compensation for the remainder of the current calendar month, and for 12 months thereafter (or such shorter period as the agreement is in effect) and his pro-rated bonus. In the event Mr. Parish’s employment is terminated and compensation is due to Mr. Parish as provided above, he will be paid compensation based on his current salary level regardless of the total provided for in the employment agreement (e.g., as described below, Mr. Parish currently accepts a lower yearly salary from the Company than provided for in his employment agreement). During 2012, 2011 and 2010, Mr. Parish received cash compensation of $315,000, $315,000 and $379,995, respectively. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2012, 2011 and 2010.

Mr. Parish also receives five weeks of vacation per year pursuant to the employment agreement, of which up to four weeks of vacation time shall roll over to the following year if not used.  Mr. Parish may also exchange up to one week’s vacation time per year in exchange for an additional one week’s salary from the Company. The amount of salary Mr. Parish has the right to receive each year in exchange for one week’s vacation time is based on his then current salary level regardless of the total provided for in the employment agreement (e.g., as described above, Mr. Parish currently accepts a lower yearly salary from the Company than provided for in his employment agreement).

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

On August 17, 2011, the Company and Mr. Parish entered into a three-year extension of the employment agreement.  None of the other terms or conditions of the employment agreement were modified by the extension.

On August 9, 2012, and effective July 10, 2012, the Company entered into a Second Amendment to employment agreement (the “Second Amendment”) with Mr. Parish, which amended Mr. Parish’s employment agreement with the Company.  The Second Amendment extended the employment agreement for five (5) years from July 10, 2012, such that the employment agreement now expires on July 10, 2017; provided for Mr. Parish’s compensation to increase by not less than 10% upon completion of an acquisition by the Company with an aggregate value of not less than $1,000,000; and provided for Mr. Parish to formally waive any rights to unpaid salary which he may have for periods prior to the execution date of the Second Amendment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock, Series B Preferred Stock and total voting stock, as of April 15, 2013, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our officers and directors (provided that Mr. Parish currently serves as our sole officer and director); and (iii) all of our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after April 1, 2013 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 80,414,980 shares of common stock outstanding as of April 1, 2013.

Unless otherwise indicated, the address of each individual named below is the address of our executive offices at 323 N. Loop West, Houston, Texas, 77008.

	Shares of Common Stock Beneficially Owned			Shares of Series B Preferred Stock Beneficially Owned		Total Voting Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percentage	Number	Percentage	Number		Percentage
Sole Officer and Director
Jerry Parish	44,678,872	(1)	54.2%	2,000,000	100%	125,093,853	(2)	76.8%
(All of the Officers and Directors as a Group (1 person))	44,678,872	(1)	54.2%	2,000,000	100%	125,093,853	(2)	76.8%

5% Shareholders
Victor Garcia 222 Detering Houston, Texas 77007	34,502,755		42.9%	-	-	34,502,755		21.5%

(1)	Includes stock options to purchase 2,000,000 shares of common stock. The exercise price of the options is $3.00 per share, and the options expire on July 10, 2018.

(2)
 Takes into account the voting ability of the Company’s Series B Preferred Stock shares which allow the holder to vote a number of voting shares equal to the total number of voting shares of the Company issued and outstanding as of any record date for any shareholder vote plus one additional share. The Series B Convertible Preferred Stock shares are convertible at the option of the holder with 61 days’ notice to the Company into 10 shares of common stock for each share of preferred stock issued and outstanding, which conversion rate may be increased by the Company’s sole director from time to time as provided in the preferred stock designations.  Mr. Parish holds all 2,000,000 outstanding shares of Series B Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011, which included an adjacent property to be built, at the rate of $20,000 per month. In conjunction with the Company’s cost reduction efforts the monthly rental payment was reduced in September 2010 to $15,000 per month. The lease was renewed for a term of one year on July 31, 2011 and for an additional one year on July 31, 2012, each at a monthly rental rate of $15,000 per month. The Company also has the right to three additional one year extensions.  Any extensions under the lease shall be at a monthly rental cost mutually agreeable by the parties. Rent expense under the lease amounted to $180,000 and $180,000 for the years ended December 31, 2012 and 2011, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of December 31, 2012 and December 31, 2011 were $1,311,964 and $898,000, respectively.  These notes payable are non-interest bearing and due upon demand.  The Company imputed interest on these notes payable at a rate of 8.75% per year.  Interest expense of $37,830, and $37,616 was recorded as contributed capital for the years ended December 31, 2012 and 2011, respectively. Additional interest expense of $33,649 and $16,556 for the years ended December 31, 2012 and 2011, respectively, was recorded as a current payable.

On August 17, 2011, the Company and Mr. Parish entered into a three-year extension of the employment agreement, which employment agreement now expires on July 10, 2014.  None of the other terms or conditions of the July 2008 employment agreement were modified by the extension.

On August 9, 2012, and effective July 10, 2012, the Company entered into a Second Amendment to employment agreement (the “Second Amendment”) with Mr. Parish, which amended Mr. Parish’s employment agreement with the Company.  The Second Amendment extended the employment agreement for five (5) years from July 10, 2012, such that the employment agreement now expires on July 10, 2017; provided for Mr. Parish’s compensation to increase by not less than 10% upon completion of an acquisition by the Company with an aggregate value of not less than $1,000,000; and provided for Mr. Parish to formally waive any rights to unpaid salary which he may have for periods prior to the execution date of the Second Amendment.

Review, Approval and Ratification of Related Party Transactions

We have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer and sole director and significant stockholders to date.  However, all of the transactions described above were approved and ratified by our sole officer and director, Jerry Parish.  In connection with the approval of the transactions described above, Mr. Parish as our sole officer and director, took into account several factors, including his fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our sole director, or an appropriate committee thereof.   On a moving forward basis, our sole director will continue to approve any related party transaction based on the criteria set forth above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $66,500 and $66,000, respectively.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MINT LEASING, INC.

DATED: April 16, 2013	By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer, Secretary, President
(Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jerry Parish	Chief Executive Officer	April 16, 2013
Jerry Parish	President, Secretary,
Chief Financial Officer
(Principal Accounting Officer) and Sole Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(2)	Amended and Restated Articles of Incorporation
3.2(2)	Amended and Restated Bylaws
3.3(3)	Amendment to the Bylaws of the Company
4.1(1)	Incentive Stock Option for 2,000,000 shares
4.2(1)	Designation of Series B Convertible Preferred Stock
4.3(2)	2008 Directors, Officers, Employees and Consultants Stock Option, Stock Warrant and Stock Award Plan
10.1(1)
Agreement and Plan of Reorganization among Legacy Communications Corporation, The Mint Leasing, Inc., a Texas corporation, and the shareholders of the Mint Leasing, Inc., dated July 18, 2008 (without Exhibits).

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Modification, Renewal and Extension Agreement with Sterling Bank
10.6(5)	Modification Agreement with Sterling Bank
10.7(5)	Third Renewal, Extension and Modification Agreement with Moody Bank
10.8(6)	Securities Purchase Agreement
10.9(6)	Convertible Promissory Note
10.10(6)	First Amendment to Employment Agreement with Jerry Parish
10.11(7)	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises, Inc.
10.12(8)	Fourth Renewal, Extension and Modification Agreement with Moody Bank
10.13(8)	March 2012 Extension Agreement with Comerica Bank
10.14(9)	$100,000 Promissory Note with Pamela Kimmel (December 6, 2011)
10.15(9)	$100,000 Promissory Note with Pablo J. Olivarez (November 28, 2011)
10.16(9)	$220,000 Promissory Note with Sambrand Interests, LLC (February 2, 2012)
10.17(9)	$250,000 Promissory Note with Sambrand Interests, LLC
10.18(9)	Form of Company Dealer Agreement
10.19(9)	Second Amendment to Employment Agreement
10.20*	Fifth Renewal, Extension and Modification Agreement with Moody Bank (March 2013)
10.21*	$320,000 Promissory Note with Sambrand Interests, LLC (February 2013)
14.1(1)	Code of Ethics dated July 18, 2008
21.1*	Subsidiaries
31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herein.
*** Furnished herein.

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