Form 10-Q
period 2013-03-31
MINT LEASING INC
filed 2013-05-20
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, there were 80,414,980 shares of the registrant’s common stock, $0.001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS

Cash and cash equivalents	$1,563,042	$894,794
Investment in sales-type leases, net of allowance of $299,761 and $305,174, respectively	21,196,001	22,661,504
Vehicle inventory	735,800	479,834
Property and equipment, net	27,183	27,183
Other assets	4,629	4,629
TOTAL ASSETS	$23,526,655	$24,067,944

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$1,155,926	$846,730
Credit facilities (portion in default see note 5)	20,887,226	21,161,332
Notes payable to related parties	1,262,203	1,311,564
TOTAL LIABILITIES	23,305,355	23,319,626

STOCKHOLDERS' EQUITY
Preferred stock; Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 shares outstanding at March 31, 2013 and December 31, 2012	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 80,414,980 and 82,414,980 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	80,415	82,415
Additional paid in capital	9,497,204	9,485,747
Retained earnings	(9,358,319)	(8,821,844)
Total Stockholders' Equity	221,300	748,318
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,526,655	$24,067,944

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

REVENUES
Sales-type leases, net	$1,875,755	$2,307,326
Amortization of unearned income related to sales-type leases	1,370,212	699,479

Total Revenues	3,245,967	3,006,805

COST OF REVENUES	2,761,744	2,057,353

GROSS PROFIT	484,223	949,452

GENERAL AND ADMINISTRATIVE EXPENSE	625,778	448,632

INCOME (LOSS) FROM OPERATIONS	(141,555)	500,820

OTHER INCOME (EXPENSE)
Interest expense	(396,965)	(408,879)
Other income	2,045	35,183
Other (expense)	-	(32,003)
Total Other Income (Expense)	(394,920)	(405,699)

INCOME (LOSS) BEFORE TAX	(536,475)	95,121

PROVISION (BENEFIT) FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(536,475)	$95,121
Weighted average shares outstanding- Basic and fully diluted	82,148,313	82,324,975
Basic and Fully Diluted Earnings per Share:	$0.01	$0.00

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three Months Ended March 31,
2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(536,475)	95,121
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	-	10,460
Bad debt expense	-	50,000
Imputed interest on related party notes	9,457	9,457
Amortization of debt discount	-	20,017
Change in operating assets and liabilities:
Net investment in sales-type leases	1,465,503	548,986
Inventory	(255,966	(157,200)
Other assets	-	(4,250)
Accounts payable and accrued expenses	315,429	314,130

Net Cash provided by operating activities	997,948	886,721

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Notes Payable	100,000	220,000
Payments on Notes Payable	(380,339)	(949,556)
Payment on loans from related parties	(49,361)	-
Net Cash (used) by financing activities	(329,700)	(729,556)

I INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	668,248	157,165

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	894,794	151,796
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	1,563,042	308,961

	2013	2012
CASH PAID FOR:

Interest	$136,845	$408,879
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable	$-	$10,000
Cancellation of shares of common stock	$2,000	$-

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

C. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 16, 2013.

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

C. Revenue recognition

The Company’s customers typically finance vehicles over periods ranging from three to nine years. These financing agreements are classified as either operating or sales type leases as prescribed by the Financial Accounting Standards Board (FASB). Revenues representing the capitalized costs of the vehicles are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term. For the three months ended March 31, 2013 and 2012, amortization of unearned income totaled $1,370,212 and $699,479, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D. Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-ins). Vehicles that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue. Total cost of sales was $2,761,744 and $2,057,353 for the three months ending March 31, 2013 and 2012, respectively.

E. Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents in the accompanying balance sheets. At March 31, 2013 and December 31, 2012, the Company had cash of $1,563,042 and $894,794, respectively. The Company had no cash equivalents at March 31, 2013 and December 31, 2012.

At March 31, 2013 and December 31, 2012, the Company had no deposits that exceeded FDIC insurance coverage limits.

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

G. Allowance for Loan Losses

Provisions for losses on investments in sales-type leases are charged to cost of revenues in amounts sufficient to maintain the allowance for losses at a level considered adequate to cover probable credit losses inherent in our receivables related to sales-type leases. The Company establishes the allowance for losses based on the determination of the amount of probable credit losses inherent in the financed receivables as of the reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, and other information in order to make the necessary judgments as to probable credit losses. Assumptions regarding probable credit losses are reviewed periodically and may be impacted by actual performance of financed receivables and changes in any of the factors discussed above. The Company recorded an allowance for doubtful accounts of $299,761 and $305,174 at March 31, 2013 and December 31, 2012, respectively.

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

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the three months ended March 31, 2013 and 2012 totaled $348 and $303, respectively.

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

We adopted the provisions of the FASB’s guidance related to accounting for uncertainty as to income tax positions on January 1, 2008. As of March 31, 2013 and December 31, 2012, we had no liabilities included on the consolidated balance sheets associated with uncertain tax positions. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

N. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year. At March 31, 2013 and 2012, there was no difference between basic and diluted earnings (loss) per share.

O. Preferred Stock Rights and Privileges

We have a total of 20,000,000 shares of preferred stock (the “Preferred Stock”) authorized. The rights and privileges of the Preferred Stock are detailed as follows:

Series A Convertible Preferred Stock

As of March 31, 2013 and December 31, 2012, we had 185,000 shares of Series A Convertible Preferred Stock designated and 0 shares issued and outstanding.

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

Series B Convertible Preferred Stock

As of March 31, 2013 and December 31, 2012, we had 2,000,000 shares of Series B Convertible Preferred Stock designated, authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

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

NOTE 3 –NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2017. Following is a summary of the components of the Company’s net investment in sales-type leases at March 31, 2013 and December 31, 2012:

	As of March 31, 2013	As of December 31, 2012

Total Minimum Lease Payments to be Received	$15,272,102	$16,222,484
Residual Values	11,338,110	12,209,373
Lease Carrying Value	26,610,212	28,431,857
Less: Allowance for Uncollectible Amounts	(299,761)	(305,174)
Less: Unearned Income	(5,114,450)	(5,465,179)
Net Investment in Sales-Type Leases	$21,196,001	$22,661,504

NOTE 4 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Cost and accumulated depreciation of equipment and leasehold improvements as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	182,139	182,139
Total	286,100	286,100
Less: Accumulated Depreciation	(258,917)	(258,917)
Net Property and Equipment	$27,183	$27,183

Depreciation expense charged to operations was $0 and $10,461 for the three months ended March 31, 2013 and 2012, respectively.

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

On March 26, 2013 and effective March 1, 2013, Moody Bank agreed to enter into a Fifth Renewal, Extension and Modification Agreement (the “Fifth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2014 and we agreed to pay monthly payments of principal and interest under the Revolver of $62,500 per month (beginning April 1, 2013) until maturity. The amount outstanding on the Revolver as of the parties’ entry into the Fifth Renewal was $1,290,463.

At March 31, 2013, the outstanding balance on the Revolver was $1,286,779.  Additionally, at March 31, 2013, we were not in compliance with certain of the covenants required by the Revolver.

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

We were unable to repay the Settlement Amount by April 18, 2013, and we and Comerica are currently in discussions regarding an extended forbearance agreement which as currently contemplated will provide for Comerica to forbear from taking any action against us (subject to certain limitations and exclusions) for a period extending through July 2013, require us to make certain additional principal and interest payments to Comerica, require us to release Comerica from any liability and will provide us additional time to pay the Settlement Amount, provided that no definitive agreement has been approved or entered into between the parties.

At March 31, 2013, the outstanding balance on the Note Payable, which was in default, was $18,788,447. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2013 or subsequent years.

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Comerica Bank. Additionally, at March 31, 2013 and December 31, 2012, we were not in compliance with the tangible net worth (required to be $6.75 million and was $2.1 million and $2.1 million at March 31, 2013 and December 31, 2012, respectively) and debt to tangible net worth (required to be 4:1 and was approximately 10.66:1 at March 31, 2013 and 10.27:1 at December 31, 2012, respectively) covenants required by the Renewal.

Over the past approximately one-hundred and twenty days, we have been in discussions with various parties and have entered into various term sheets regarding potential funding transactions in order to enable us to raise funds sufficient to pay the discounted Settlement Amount that Comerica has previously agreed to accept in satisfaction of the Renewal. To date, we have not entered into any definitive agreements associated with such potential funding transactions and do not have sufficient funding to pay the Settlement Amount or to satisfy our other obligations under the Renewal. In the event that we are unable to pay the Settlement Amount (or the full amount of the Renewal, if required by Comerica) or are unable to come to terms on a further forbearance or extension of the Renewal, Comerica could take further actions against us to enforce its security interest over our assets, seek immediate repayment of the full amount due under the facility, seek an immediate foreclosure of such assets and/or may take other actions which have a material adverse effect on our operations, assets and financial condition or force us to seek bankruptcy protection.  As of the date of this filing, due to the fact that we are in default under the Renewal and since the Forbearance Agreement has expired, Comerica can take action against us at any time in their sole discretion to seek repayment of the Renewal.

On March 1, 2011, the Company entered into a Promissory Note with a third party in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due on March 1, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. This note was paid off on March 26, 2011, with the proceeds of a new Promissory Note as described below.

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with the same third party in the amount of $142,000, with a maturity date of March 26, 2012. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2013 and December 31, 2012 was $142,000. The note has been extended until December 6, 2013.

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

On November 28, 2011, the Company entered into a Promissory Note with another third party in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2013 was $100,000. The note has been extended until December 28, 2013.

In March 2012, the Company entered into a Promissory Note with another third party in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March, 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2013 was $220,000. The note has been extended until March, 2014.

In May 2012, the Company entered into a Promissory Note with the same third party in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due in May, 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2013 was $250,000.

In February 2013, the Company entered into a Promissory Note with the same third party in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due in February, 2014. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2013 was $100,000.

The following table summarizes the credit facilities, promissory notes, and convertible note discussed above for the period ended March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Credit Facility - Comerica Bank	$18,788,447	$19,063,447
Credit Facility - Moody Bank	1,286,779	1,385,885
Promissory Notes	812,000	712,000
Total notes payable	$20,887,226	$21,161,332

As described above, the Company is currently in default of its Comerica credit facility and was required to pay Comerica an aggregate of approximately $12 million on April 18, 2013, in satisfaction of the Renewal, which funds the Company did not have. As we were unable to pay the Settlement Amount when due, Comerica could take further actions against us to enforce its security interest over our assets, seek repayment of the full amount due under the facility (and not just the Settlement Amount), seek an immediate foreclosure of such assets and/or may take other actions which may have a material adverse effect on our operations, assets and financial condition.

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments as of March 31, 2013 and December 31, 2012 are set forth below:

		March 31, 2013
		Carrying Value	Estimated Fair Value
Financial assets:
Investment in sales-type leases – net	(a)	$21,196,001	$21,196,001

		December 31, 2012
		Carrying Value	Estimated Fair Value
Financial assets:
Investment in sales-type leases – net	(a)	$22,661,504	$22,661,504

(a)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This valuation is a type 3 indicator.

NOTE 7 -RELATED PARTY TRANSACTIONS

The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011 and again until July 31, 2012 and 2013, which included an adjacent property at the rate of $20,000 per month. In conjunction with the Company's cost reduction efforts the monthly rental payment was reduced to $15,000 per month during the latter part of 2010 and all of 2011 and 2012. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market. Rent expense under the lease amounted to $45,000 and $45,000 for the three months ended March 31, 2013 and 2012, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of March 31, 2013 and December 31, 2012 were $1,262,203 and $1,311,564, respectively. These notes payable are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. Interest expense of $9,457, and $9,457 was recorded as contributed capital for the three months ended March 31, 2013 and 2012, respectively.

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

NOTE 9 – CAPITAL STOCK TRANSACTIONS

Effective March 19, 2013, 2 million shares of the Company’s common stock were cancelled.

NOTE 10 – GOING CONCERN & ONGOING RELATIONSHIPS WITH FINANCIAL INSTITUTIONS

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

Over the past approximately one-hundred and twenty days, we have been in discussions with various parties and have entered into various term sheets regarding potential funding transactions in order to enable us to raise funds sufficient to pay the discounted Settlement Amount that Comerica has previously agreed to accept in satisfaction of the Renewal. To date, we have not entered into any definitive agreements associated with such potential funding transactions and do not have sufficient funding to pay the Settlement Amount or to satisfy our other obligations under the Renewal. In the event that we are unable to pay the Settlement Amount (or the full amount of the Renewal, if required by Comerica) or are unable to come to terms on a further forbearance or extension of the Renewal, Comerica could take further actions against us to enforce its security interest over our assets, seek immediate repayment of the full amount due under the facility, seek an immediate foreclosure of such assets and/or may take other actions which have a material adverse effect on our operations, assets and financial condition or force us to seek bankruptcy protection.  See Note 5 for further details.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator as of March 31, 2013 (in thousands):

Net
Investment
in Leases
Current	$16,011
Performing	4,306
Poor	879

Total	$21,196

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

The Company’s net investment leases on nonaccrual status as of March 31, 2013 are as follows (in thousands):

	Recorded	Related
	Investment	Allowance
Net investment in leases	$300	$(291)

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

The Company’s aged financing receivables as of March 31, 2013 are as follows (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$16,011	$4,456	$1,029	$21,496	$-	$21,496	$(300)	$21,196

The Company recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of March 31, 2013 (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$16,011	$4,456	$729	$21,196	$-	$21,196	$-	$21,196

Activity in our reserves for credit losses for the three months ended March 31, 2013 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2013	$305
Provision for bad debts	-
Recoveries	-
Write-offs and other	(5)
Balance March 31, 2013	$300

Our reserve for credit losses and minimum lease payments associated with our investment in sales- type lease balances disaggregated on the basis of our impairment method were as follows as of March 31, 2013 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$4,456
Ending balance: individually evaluated for impairment	1,029
Ending balance	$5,485

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

The Company’s net investment leases on nonaccrual status as of December 31, 2012 are as follows (in thousands):

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

The Company recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of December 31, 2012 (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$15,837	$6,225	$600	$22,662	$-	$22,662	$-	$22,662

Activity in our reserves for credit losses for the year ended December 31, 2012 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2011	$465
Provision for bad debts	-
Recoveries	-
Write-offs and other	(160)
Balance December 31, 2011	$305

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

NOTE 12 – SUBSEQUENT EVENTS

No subsequent event occurred after the date of these financial statements and prior to their issuance, which would require its disclosure in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-Q, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements. These forward-looking statements which include words such as "anticipates", "believes", "expects", "intends", "forecasts", "plans", "future", "strategy" or words of similar meaning, are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements set forth under “Risk Factors”, include among others;

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

Effective July 18, 2008, The Mint Leasing, Inc., a Texas corporation, which was incorporated on May 19, 1999, and commenced operations on that date (“Mint Texas”), a privately-held company, completed the Plan and Agreement of Merger between itself and the Company (for the purposes of this paragraph, “Mint Nevada”), and the two shareholders of Mint Texas (Jerry Parish, our sole officer and director, and Victor Garcia, our former director), pursuant to which Mint Nevada acquired all of the issued and outstanding shares of capital stock of Mint Texas.   In connection with the acquisition of Mint Texas, Mint Nevada issued 70,650,000 shares of common stock, and 2,000,000 shares of Series B Convertible Preferred stock to the selling stockholders and owners of Mint Texas.   Additionally, the Company granted stock options to purchase 2,000,000 shares of common stock to Mr. Parish.  The exercise price of the options is $3.00 per share, and the options expire in 2018.  One-third of the options vested to Mr. Parish on the first, second and third anniversary of the grant date (July 28, 2008).  Consummation of the merger did not require a vote of the Mint Nevada shareholders.  As a result of the acquisition, the shareholders of Mint Texas own a majority of the voting stock of Mint Nevada as described below, Mint Texas is a wholly-owned subsidiary of Mint Nevada, and the Company (Mint Nevada) changed its name to The Mint Leasing, Inc. No prior material relationship existed between the selling shareholders and Mint Nevada, any of its affiliates, or any of its directors or officers, or any associate of any of its officers or directors.  Effective on July 18, 2008, our former operations as a developer and purchaser of radio stations ceased and since that date our operations have solely been the operations of Mint Texas, our wholly-owned subsidiary.

Unless otherwise stated, or the context suggests otherwise, the description of the Company’s business operations below includes the operations of Mint Texas, the Company’s wholly-owned subsidiary and its other operating subsidiaries The Mint Leasing North, Inc. and The Mint Leasing South, Inc.

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

At March 31, 2013, the outstanding balance on the Revolver was $1,286,779.  Additionally, at March 31, 2013, we were not in compliance with certain of the covenants required by the Revolver (we were required to have a tangible net worth ratio of 2.5:1 or less and the Company's was 14.9:1 at March 31, 2013), which non-compliance was previously waived by Moody.

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

We were unable to repay the Settlement Amount by April 18, 2013, and we and Comerica are currently in discussions regarding an extended forbearance agreement which as currently contemplated will provide for Comerica to forbear from taking any action against us (subject to certain limitations and exclusions) for a period extending through July 2013, require us to make certain additional principal and interest payments to Comerica, require us to release Comerica from any liability and will provide us additional time to pay the Settlement Amount, provided that no definitive agreement has been approved or entered into between the parties.

At March 31, 2013, the outstanding balance on the Note Payable, which was in default, was $18,788,447. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2013 or in subsequent years.

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Comerica Bank. Additionally, at March 31, 2013, we were not in compliance with the tangible net worth (required to be $6.75 million and was $2.1 million at March 31, 2013) and debt to tangible net worth (required to be 4:1 and was approximately 10.66:1 at March 31, 2013) covenants required by the Renewal. We were also not in compliance with the Comerica Bank covenants as of December 31, 2012.

Over the past approximately one-hundred and twenty days, we have been in discussions with various parties and have entered into various term sheets regarding potential funding transactions in order to enable us to raise funds sufficient to pay the discounted Settlement Amount that Comerica has previously agreed to accept in satisfaction of the Renewal. To date, we have not entered into any definitive agreements associated with such potential funding transactions and do not have sufficient funding to pay the Settlement Amount or to satisfy our other obligations under the Renewal. In the event that we are unable to pay the Settlement Amount (or the full amount of the Renewal, if required by Comerica) or are unable to come to terms on a further forbearance or extension of the Renewal, Comerica could take further actions against us to enforce its security interest over our assets, seek immediate repayment of the full amount due under the facility, seek an immediate foreclosure of such assets and/or may take other actions which have a material adverse effect on our operations, assets and financial condition or force us to seek bankruptcy protection.  As of the date of this filing, due to the fact that we are in default under the Renewal and since the Forbearance Agreement has expired, Comerica can take action against us at any time in their sole discretion to seek repayment of the Renewal.

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

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with Pamela Kimmel in the amount of $142,000, with a maturity date of March 26, 2012. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2013 and December 31, 2012 was $142,000. The note has been extended until December 6, 2013.

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2013 and December 31, 2012 was $100,000. The note has been extended until December 28, 2013.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at at March 31, 2013 and December 31, 2012 was $220,000. The note has been extended until March 2014.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC, in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in May 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at at March 31, 2013 and December 31, 2012 was $250,000.

The following table summarizes the credit facilities, promissory notes, and convertible note discussed above for the period ended March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Credit Facility - Comerica Bank	$18,788,447	$19,063,447
Credit Facility - Moody Bank	1,286,779	1,385,885
Promissory Notes	812,000	712,000
Total credit facilities and notes payable	$20,887,226	$21,161,332

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the 2013 fiscal year, we plan to continue investigating opportunities to support our long-term growth initiatives. We are exploring opportunities to increase the Company’s capital base through institutional or bank funding, the issuance by the Company of additional common or preferred stock and/or the issuance of convertible debt, which may not be available on favorable terms if at all. The Company has also historically engaged various consultants from time to time in an effort to help facilitate the Company’s ability to raise funding. Without access to additional capital in the form of debt or equity, the Company’s ability to add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio, after paying its debt servicing costs.  While the cash flow from its current lease portfolio is sufficient to service the Company’s debts and expenses (assuming the continued renewal/extension of its outstanding credit facilities described above), it may not generate sufficient excess cash to allow the Company to enter into enough new leases to generate a profit.  Additionally, as described above, our credit facility with Comerica is currently in default and although Comerica has previously agreed to the terms of a forbearance agreement, such agreement has expired and the parties have not finalized the terms of a new forbearance agreement to date.  Moving forward, in the event we are not able to repay our credit facility with Comerica, Comerica may seek to enforce its security interest over our assets which may force us to curtail our business operations or seek bankruptcy protection.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

For the three months ended March 31, 2013, total revenues were $3,245,967 compared to $3,006,805 for the three months ended March 31, 2012, an increase in total revenues of $239,162 or 8% from the prior period.  Revenues from sales-type leases, net, decreased $431,571 or 19% to $1,875,755 for the three months ended March 31, 2013, from $2,307,326 for the three months ended March 31, 2012.  Revenues from amortization of unearned income related to sales-type leases increased $670,733 or 96% to $1,370,212 for the three months ended March 31, 2013, from $699,479 for the three months ended March 31, 2012. The decrease in revenues from sales-type leases, net, was principally due to the lower availability of internally-generated funds during the three months ended March 31, 2013 compared to the prior period. The  lower availability of funds to enter into new sales-type leases is due to higher principal payments and extension fees on our credit facilities with senior lenders offset by borrowings from third party individuals, during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.  The increase in revenues from amortization of unearned income related to sales-type leases was principally due to differences in the terms of new leases that were added versus the terms of leases that were terminated during the period, compared to the prior period.

Cost of revenues increased $704,391 or 34% to $2,761,744 for the three months ended March 31, 2013, as compared to $2,057,353 for the three months ended March 31, 2012.  Cost of revenues increased as a result of higher costs associated with early lease terminations.

Gross profit decreased $465,229 to $484,223 for the three months ended March 31, 2013 compared to  $949,452 for the three months ended March 31, 2012.  The 49% decrease in gross profit was due to the 34% increase in total cost of revenues offset by the 8% increase in revenues.

General and administrative expenses were $625,778 and $448,632, for the three months ended March 31, 2013 and March 31, 2012, respectively, constituting an increase of $177,146 or 39% from the prior period.  The increase in general and administrative expenses was mainly associated with loan extension fees totaling $125,000 and legal and consulting expenses associated with attempting to secure new financing.  In the event the Company did not have to pay the loan extension fees (totaling $125,000), total general and administrative expenses for the three months ended March 31, 2013 would have only totaled $500,778, which was only $52,146 or 11.6% more than total general and administrative expenses for the three months ended March 31, 2012.

Total other expense was $394,920 and $405,699, for the three months ended March 31, 2013 and March 31, 2012, respectively, a decrease of $10,779 or 3% from the prior period, which included a decrease in interest expense of $11,914 or 3% to $396,965 for the three months ended March 31, 2012, compared to $408,879 for the three months ended March 31, 2012, a decrease of $33,138 in other income to $2,045 for the three months ended March 31, 2013, compared to $35,183 for the three months ended March 31, 2012, and a decrease of $32,003 in other expense to no other expense for the three months ended March 31, 2013, compared to $32,003 of other expense for the three months ended March 31, 2012. The decrease in interest expense for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was due to lower outstanding principal balances on our credit facilities during the period, offset by higher interest rates on such facilities.

The Company had a net loss for the three months ended March 31, 2013 of $536,475 compared to net income of $95,121 for the three months ended March 31, 2012.  This decline of $631,596 in net income was the result of the increase in cost of revenues associated with terminated leases and increased expenses related to a $125,000 loan extension fee and attempts to locate new financing, offset by higher revenues.  Without the $125,000 loan extension fee and $396,965 of interest charges, the Company would have had a net loss of $14,780.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $23,526,655 as of March 31, 2013, which included cash and cash equivalents of $1,563,042, investment in sales-type leases, net, of $21,196,001, vehicle inventory of $735,800, net property and equipment of $27,183, and other asset of $4,629.

We had total liabilities as of March 31, 2013 of $23,305,355, which included $1,155,926 of accounts payable and accrued liabilities, $20,887,226 of amounts due under our credit facilities with senior lenders (described in greater detail above), and $1,262,203 of notes payable to related parties.

We generated $997,948 in cash from operating activities for the three months ended March 31, 2013, which was due to the net loss of $536,475, proceeds from collections and reductions of net investment in sales-type leases of $1,465,503, and an increase in accounts payable and accrued expenses of $315,429.  Non-cash charges for the period included imputed interest of $9,457 which also contributed positively to the cash provided by operating activities. Those items negatively impacting the cash provided by operations for the three months ended March 31, 2013, were an increase in inventory of $255,966.

We generated $886,721 in cash from operating activities for the three months ended March 31, 2012, which was due to the net income of $95,121, proceeds from collections and reductions of net investment in sales-type leases of $548,986, and an increase in accounts payable and accrued expenses of $314,130. Non-cash charges for the period included depreciation of $10,460, imputed interest of $9,457, and $20,017 of amortization of debt discount, which also contributed positively to the cash provided by operating activities. Those items negatively impacting the cash provided by operations for the three months ended March 31, 2012, were an increase in inventory of $157,200 and a non-cash decrease in bad debt expense of $50,000.

Our cash balance was not affected by investing activities for the three months ended March 31, 2013 and March 31, 2012.

We had $329,700 of net cash used in financing activities for the three months ended March 31, 2013, which was due to $380,339 of payments on credit facilities, offset by $100,000 of net proceeds from new borrowings from notes payable.  We also used $49,361 for payments on debt from related parties.

We had $729,556 of net cash used in financing activities for the three months ended March 31, 2012, which was due to $949,556 of payments on credit facilities, offset by $220,000 of net proceeds from new borrowings from credit facilities.

We believe that the Company has adequate cash flow being generated from its investment in sales-type leases and inventories to meet its financial obligations to the banks in an orderly manner, provided we are able to continue to renew or refinance the current credit facilities and the outstanding balances are amortized over a four to five year period.  The Company has historically been able to negotiate such renewals with its lenders.  However, there is no assurance that the Company will be able to negotiate such renewals in the future on terms that will be acceptable to the Company.  Additionally, as described above, the Company is currently in default of its Comerica credit facility and although Comerica has previously agreed to the terms of a forbearance, such forbearance has expired.

Over the past approximately one-hundred and twenty days, we have been in discussions with various parties and have entered into various term sheets regarding potential funding transactions in order to enable us to raise funds sufficient to pay off Comerica. To date, we have not entered into any definitive agreements associated with such potential funding transactions and do not have sufficient funding to satisfy our obligations under the Renewal.

In the event that we are unable to pay off Comerica or are unable to come to terms on a further forbearance or extension of the Renewal, Comerica could take further actions against us to enforce its security interest over our assets, seek immediate repayment of the full amount due under the facility, seek an immediate foreclosure of such assets and/or may take other actions which have a material adverse effect on our operations, assets and financial condition or force us to seek bankruptcy protection.

Currently we are exploring opportunities to increase the Company’s capital base through the sale of additional common or preferred stock and/or the issuance of convertible or non-convertible debt. The sale in the future of additional equity or convertible debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that such financing will be available to the Company in amounts or on terms acceptable to us, or at all.  In the event that we are unable to raise additional funding in the future to repay the Renewal, we may be forced to seek bankruptcy protection.

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

These control deficiencies were not resolved by March 31, 2013. The Company continues to work with an experienced third party accounting firm in the preparation and analysis of its interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on April 16, 2013, except as provided below, and investors are encouraged to review such risk factors and the risk factors below prior to making an investment in the Company.

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

The Renewal, as amended, evidences a Secured Note Payable (the "Note Payable"). At March 31, 2013, the outstanding balance on the Note Payable, which was in default, was $18,788,447.

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

We were unable to repay the Settlement Amount by April 18, 2013, and we and Comerica are currently in discussions regarding an extended forbearance agreement which as currently contemplated will provide for Comerica to forbear from taking any action against us (subject to certain limitations and exclusions) for a period extending through July 2013, require us to make certain additional principal and interest payments to Comerica, require us to release Comerica from any liability and will provide us additional time to pay the Settlement Amount, provided that no definitive agreement has been approved or entered into between the parties.

Over the past approximately one-hundred and twenty days, we have been in discussions with various parties and have entered into various term sheets regarding potential funding transactions in order to enable us to raise funds sufficient to pay the discounted Settlement Amount that Comerica has previously agreed to accept in satisfaction of the Renewal. To date, we have not entered into any definitive agreements associated with such potential funding transactions and do not have sufficient funding to pay the Settlement Amount or to satisfy our other obligations under the Renewal. In the event that we are unable to pay the Settlement Amount (or the full amount of the Renewal, if required by Comerica) or are unable to come to terms on a further forbearance or extension of the Renewal, Comerica could take further actions against us to enforce its security interest over our assets, seek immediate repayment of the full amount due under the facility, seek an immediate foreclosure of such assets and/or may take other actions which have a material adverse effect on our operations, assets and financial condition or force us to seek bankruptcy protection.

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

The Comerica Bank (which is currently in default) and Moody Bank credit facilities may not be further extended.  Additionally, even if extended, the Company may not have sufficient funds on hand when the credit facilities mature to retire the debt. Accordingly, we will need to further extend the credit facility and/or seek alternative financing to repay such credit facilities.  Additionally, we may need additional credit to support our operations, which credit may not be available from our current banking institutions.  We also have approximately $1.3 million of notes payable, which accrue interest at 12% per annum, which amount is due at various times from December 2013 to May 2014, as described in greater detail above, which we do not currently have funds to repay, but which we plan to repay from funds generated from our business activities.

We do not currently have any additional commitments of additional capital from third parties or from our sole officer and director or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we choose to raise additional capital through the sale of debt or equity securities, such sales may cause substantial dilution to our existing shareholders.  If we are not able to extend the credit facilities, repay the Note Payable or to raise the capital necessary to repay the credit facilities and our outstanding notes payable, we may be forced to abandon or curtail our business plan, which may cause any investment in the Company to become worthless.  Our independent auditor has expressed substantial doubt regarding our ability to continue as a going concern if we are not successful in obtaining extensions of, renewals of and/or renegotiating our credit facilities.  If we are unable to continue as a going concern, we may be forced to file for bankruptcy protection, may be forced to cease our filings with the Securities and Exchange Commission, and the value of our securities may decline in value or become worthless.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective in November 2012, a shareholder holding 2 million shares of the Company’s common stock agreed to cancel such shares, which shares were cancelled effective in March 2013.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As discussed above, we are currently in default in connection with the repayment of the Renewal evidenced by the Note Payable in the amount of $18,788,447.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MINT LEASING, INC.

DATED: May 20, 2013
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

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Modification, Renewal and Extension Agreement with Sterling Bank
10.6(5)	Modification Agreement with Sterling Bank
10.7(5)	Third Renewal, Extension and Modification Agreement with Moody Bank
10.8(6)	Securities Purchase Agreement
10.9(6)	Convertible Promissory Note
10.10(6)	First Amendment to Employment Agreement with Jerry Parish
10.11(7)	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises, Inc.
10.12(8)	Fourth Renewal, Extension and Modification Agreement with Moody Bank
10.13(8)	March 2012 Extension Agreement with Comerica Bank
10.14(9)	$100,000 Promissory Note with Pamela Kimmel (December 6, 2011)
10.15(9)	$100,000 Promissory Note with Pablo J. Olivarez (November 28, 2011)
10.16(9)	$220,000 Promissory Note with Sambrand Interests, LLC (February 2, 2012)
10.17(9)	$250,000 Promissory Note with Sambrand Interests, LLC
10.18(9)	Form of Company Dealer Agreement
10.19(9)	Second Amendment to Employment Agreement
10.20(10)	Fifth Renewal, Extension and Modification Agreement with Moody Bank (March 2013)
10.21(10)	$320,000 Promissory Note with Sambrand Interests, LLC (February 2013)
14.1(10)	Code of Ethics dated July 18, 2008
21.1(10)	Subsidiaries
31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(10) Filed as an exhibit to the Company’s Form 10-K, filed with the Commission on April 16, 2013, and incorporated herein by reference.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.