Form 10-Q
period 2013-06-30
MINT LEASING INC
filed 2013-08-19
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

               As of August 15, 2013, there were 80,414,980 shares of the registrant’s common stock, $0.001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Cash and cash equivalents	$525,627	$894,794
Investment in sales-type leases, net of allowance of $334,631 and $305,174, respectively	18,839,515	22,661,504
Vehicle inventory	1,343,963	479,834
Property and equipment, net	27,183	27,183
Other asset	4,629	4,629
TOTAL ASSETS	$20,740,917	$24,067,944

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$518,645	$846,730
Cash overdraft	150,699	-
Credit facilities (portion in default; see Note 5)	19,935,732	21,161,332
Notes payable to related parties	1,232,325	1,311,564
TOTAL LIABILITIES	21,837,401	23,319,626

STOCKHOLDERS' EQUITY
Preferred stock; Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 shares outstanding at June 30, 2013 and December 31, 2012	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 80,414,980 and 82,414,980 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	80,415	82,415
Additional paid in capital	9,505,791	9,485,747
Retained earnings	(10,684,690)	(8,821,844)
Total Stockholders' Equity	(1,096,484)	748,318

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,740,917	$24,067,944

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ending June 30, 2013	Three Months Ending June 30, 2012	Six Months Ending June 30, 2013	Six Months Ending June 30, 2012

REVENUES
Sales-type leases, net	$1,358,237	$1,883,217	$3,233,992	$4,190,543
Amortization of unearned income related to sales-type leases	(151,497)	1,553,684	1,218,715	2,253,163
TOTAL REVENUES	1,206,740	3,436,901	4,452,707	6,443,706

COST OF REVENUES	1,444,165	2,459,631	4,205,909	4,516,984

GROSS PROFIT (LOSS)	(237,425)	977,270	246,798	1,926,722

GENERAL AND ADMINISTRATIVE EXPENSE	682,448	386,881	1,308,226	835,513

INCOME BEFORE OTHER INCOME (EXPENSE) FROM OPERATIONS	(919,873)	590,389	(1,061,428)	1,091,209

OTHER INCOME (EXPENSE)
Interest expense	(372,371)	(413,343)	(769,336)	(822,222)
Other Income	-	27,501	-	62,684
Other Expense	(32,127)	-	(32,082)	(32,003)
Total Other Income (Expense)	(404,498)	(385,842)	(801,418)	(791,541)

INCOME (LOSS) BEFORE INCOME TAXES	(1,324,371)	204,547	(1,862,846)	299,688

PROVISION (BENEFIT) FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(1,324,371)	$204,547	$(1,862,846)	$299,688

Basic average shares outstanding	80,414,980	82,414,980	81,276,858	82,362,651

Basic earnings per share	$(0.02)	$0.00	$(0.02)	$0.00

 “See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,862,846)	$299,668
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	-	10,461
Bad debt expense	-	(50,001)
Imputed interest on related party notes	18,045	18,915
Amortization of debt discount	-	20,017
Change in operating assets and liabilities:
Net investment in sales-type leases	3,821,989	1,139,672
Inventory	(864,129)	(247,700)
Other assets	-	(4,250)
Accounts payable and accrued expenses	(328,085)	(67,386)

Net Cash provided by operating activities	784,974	1,119,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	-	(2,567)
Net cash (used by) investing activities	-	(2,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Notes Payable – Third Party	100,000	470,000
Cash overdraft	150,699	-
Payments on Notes Payable	(1,325,601)	(1,594,432)
Borrowings on loans from related parties		445,087
Payment on loans from related parties	(79,239)	-
Net Cash (used) by financing activities	(1,154,141)	(679,345)
INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	(369,167)	473,796

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	894,794	151,796
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$525,627	$589,280

	2013	2012
CASH PAID FOR:

Interest	$475,448	$663,221
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of shares of common stock	$2,000	$-
Conversion of note payable	$-	$10,000

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

C. Revenue recognition

The Company’s customers typically finance vehicles over periods ranging from three to nine years. These financing agreements are classified as either operating or sales type leases as prescribed by the Financial Accounting Standards Board (“FASB”). Revenues representing the capitalized costs of the vehicles are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term. For the six months ended June 30, 2013 and 2012, amortization of unearned income totaled $1,218,715 and $2,253,163, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D. Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s). Vehicles that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue. Total cost of sales was $4,205,909 and $4,516,984 for the six months ending June 30, 2013 and 2012, respectively.

E. Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents in the accompanying balance sheets. At June 30, 2013 and December 31, 2012, the Company had cash of $525,627 and $894,794, respectively. The Company had no cash equivalents at June 30, 2013 and December 31, 2012.

At June 30, 2013 and December 31, 2012, the Company had no deposits that exceeded FDIC insurance coverage limits.

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

G. Allowance for Loan Losses

Provisions for losses on investments in sales-type leases are charged to cost of revenues in amounts sufficient to maintain the allowance for losses at a level considered adequate to cover probable credit losses inherent in our receivables related to sales-type leases. The Company establishes the allowance for losses based on the determination of the amount of probable credit losses inherent in the financed receivables as of the reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, and other information in order to make the necessary judgments as to probable credit losses. Assumptions regarding probable credit losses are reviewed periodically and may be impacted by actual performance of financed receivables and changes in any of the factors discussed above. The Company recorded an allowance for doubtful accounts of $334,601 and $305,174 at June 30, 2013 and December 31, 2012, respectively.

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

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the six months ended June 30, 2013 and 2012 totaled $942 and $7,651, respectively.

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

We adopted the provisions of the FASB’s guidance related to accounting for uncertainty as to income tax positions on January 1, 2008. As of June 30, 2013 and December 31, 2012, we had no liabilities included on the consolidated balance sheets associated with uncertain tax positions. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

N. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year. At June 30, 2013 and 2012, there was no difference between basic and diluted earnings (loss) per share.

O. Preferred Stock Rights and Privileges

We have a total of 20,000,000 shares of preferred stock (the “Preferred Stock”) authorized. The rights and privileges of the Preferred Stock are detailed as follows:

Series A Convertible Preferred Stock

As of June 30, 2013 and December 31, 2012, we had 185,000 shares of Series A Convertible Preferred Stock designated and 0 shares issued and outstanding.

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

Series B Convertible Preferred Stock

As of June 30, 2013 and December 31, 2012, we had 2,000,000 shares of Series B Convertible Preferred Stock designated, authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

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

Q. Effect of New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

NOTE 3 –NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2017. Following is a summary of the components of the Company’s net investment in sales-type leases at June 30, 2013 and December 31, 2012:

	As of June 30, 2013	As of December 31, 2012

Total Minimum Lease Payments to be Received	$14,147,472	$16,222,484
Residual Values	9,716,736	12,209,373
Lease Carrying Value	23,864,208	28,431,857
Less: Allowance for Uncollectible Amounts	(334,631)	(305,174)
Less: Unearned Income	(4,690,062)	(5,465,179)
Net Investment in Sales-Type Leases	$18,839,515	$22,661,504

NOTE 4 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Cost and accumulated depreciation of equipment and leasehold improvements as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	182,139	182,139
Total	286,100	286,100
Less: Accumulated Depreciation	(258,917)	(258,917)
Net Property and Equipment	$27,183	$27,183

Depreciation expense charged to operations was $0 and $10,461 for the six months ended June 30, 2013 and 2012, respectively.

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

At June 30, 2013, the outstanding balance on the Revolver was $1,122,582.  Additionally, at June 30, 2013, we were not in compliance with certain of the covenants required by the Revolver.

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

We were unable to pay the Settlement Amount and on June 4, 2013, Comerica filed a lawsuit against us, seeking payment of amounts alleged due by us to Comerica and the enforcement of certain personal guaranties by Jerry Parish, our sole officer and director and Victor Garcia, a significant shareholder of the Company.  On July 3, 2013, the court granted a temporary injunction against us prohibiting us from, among other things, commingling any income from any collateral held by Comerica and limiting us to $175,000 of normal business expenses per month.

We are currently in default in connection with our obligations to Comerica, and do not have sufficient funds to pay Comerica the amounts owed and we cannot provide any assurance that a court will not appoint a receiver over our assets.  We continue to operate business in the same manner and form as we had done prior to the litigation. We are currently in court ordered mediation with Comerica and have also been engaged in ongoing discussions with various parties and have entered into various term sheets regarding potential funding transactions in order to enable us to raise funds sufficient to pay any settlement with Comerica.  We may not be able to enter into such financing transactions on favorable terms, if at all.  The sale by us in the future of additional equity or convertible debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that such financing will be available to the Company in amounts or on terms acceptable to us, or at all.  In the event we are not able to raise sufficient funding to repay amounts owed to Comerica we will likely be forced to seek bankruptcy protection, we may be forced to cease our filings with the Securities and Exchange Commission and any investment in the Company could become worthless.

At June 30, 2013, the outstanding balance on the Note Payable, which was in default, was $18,101,150. Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness which we were not in compliance with as of June 30, 2013 or December 31, 2012.

On March 1, 2011, the Company entered into a Promissory Note with a third party in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due on March 1, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. This note was paid off on March 26, 2011, with the proceeds of a new Promissory Note as described below.

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with the same third party in the amount of $142,000, with a maturity date of March 26, 2012. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2013 and December 31, 2012 was $142,000. The note has been extended until December 6, 2013.

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

On November 28, 2011, the Company entered into a Promissory Note with another third party in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2013 was $100,000. The note has been extended until December 28, 2013.

In March 2012, the Company entered into a Promissory Note with another third party in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March, 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2013 was $220,000. The note has been extended until March, 2014.

In May 2012, the Company entered into a Promissory Note with the same third party in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due in May, 2014. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2013 was $250,000.

The following table summarizes the credit facilities, promissory notes, and convertible note discussed above for the period ended June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Credit Facility - Comerica Bank, currently in default	$18,101,150	$19,063,447
Credit Facility - Moody Bank, currently in default	1,122,582	1,385,885
Promissory Notes	712,000	712,000
Total notes payable	$19,935,732	$21,161,332

As described above, the Company is currently in default of its Comerica credit facility in the amount of $18,101,150, which funds the Company does not currently have. The Company is currently in litigation with Comerica and in the future Comerica could take further actions against us to enforce its security interest over our assets, seek repayment of the full amount due under the facility, seek an immediate foreclosure of such assets and/or may take other actions which may have a material adverse effect on our operations, assets and financial condition and could force us to seek bankruptcy protection.

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments as of June 30, 2013 and December 31, 2012 are set forth below:

		June 30, 2013
		Carrying Value	Estimated Fair Value
Financial assets:
Investment in sales-type leases – net	(a)	$18,839,515	$18,839,515

		December 31, 2012
		Carrying Value	Estimated Fair Value
Financial assets:
Investment in sales-type leases – net	(a)	$22,661,504	$22,661,504

(a)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This valuation is a type 3 indicator.

NOTE 7 -RELATED PARTY TRANSACTIONS

The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011 and again until July 31, 2012 and 2013, which included an adjacent property at the rate of $20,000 per month. In conjunction with the Company's cost reduction efforts the monthly rental payment was reduced to $15,000 per month during the latter part of 2010 and all of 2011 and 2012. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market. Rent expense under the lease amounted to $90,000 and $90,000 for the six months ended June 30, 2013 and 2012, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of June 30, 2013 and December 31, 2012 were $1,232,325 and $1,311,564, respectively. These notes payable are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. Interest expense of $18,045, and $18,915 was recorded as contributed capital for the six months ended June 30, 2013 and 2012, respectively.

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

On June 4, 2013, Comerica filed a lawsuit against us in the 281st Judicial District in Harris County, Texas bearing case number 2013-33154, seeking payment of amounts alleged due by us to Comerica and the enforcement of certain personal guaranties by Jerry Parish, our sole officer and director and Victor Garcia, a significant shareholder of the Company.  Subsequently, on June 28, 2013, we filed an answer to Comerica’s complaint alleging counterclaims against Comerica seeking damages for breach of contract, tortious interference with contract, and conversion.  On July 3, 2013, the court granted a temporary injunction against us prohibiting us from, among other things, commingling any income from any collateral held by Comerica and limiting us to $175,000 of normal business expenses per month.

We are currently in default in connection with our obligations to Comerica, and do not have sufficient funds to pay Comerica the amounts owed and we cannot provide any assurance that a court will not appoint a receiver over our assets.  We continue to operate business in the same manner and form as we had done prior to the litigation. We are currently in court ordered mediation with Comerica and have also been engaged in ongoing discussions with various parties and have entered into various term sheets regarding potential funding transactions in order to enable us to raise funds sufficient to pay any settlement with Comerica.

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

We have been in discussions with various parties and have entered into various term sheets regarding potential funding transactions in order to enable us to raise funds sufficient to pay Comerica the amounts owed on the Renewal which are currently in default. To date, we have not entered into any definitive agreements associated with such potential funding transactions and do not have sufficient funding to satisfy our other obligations under the Renewal. In the event that we are unable to come to terms on a further forbearance or extension of the Renewal or repay the Renewal, Comerica could take further actions against us to enforce its security interest over our assets, seek immediate repayment of the full amount due under the facility, seek an immediate foreclosure of such assets and/or may take other actions which have a material adverse effect on our operations, assets and financial condition or force us to seek bankruptcy protection.  See Note 5 for further details.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator as of June 30, 2013 (in thousands):

Net
Investment
in Leases
Current	$13,102
Performing	2,164
Poor	3,574

Total	$18,840

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

The Company’s net investment leases on nonaccrual status as of June 30, 2013 are as follows (in thousands):
	Recorded	Related
	Investment	Allowance
Net investment in leases	$297	$(335)

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

The Company’s aged financing receivables as of June 30, 2013 are as follows (in thousands):

	Current	31-90 Days	91+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$13,102	$5,129	$944	$19,175	$-	$19,175	$(335)	$18,840

The Company recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of June 30, 2013 (in thousands):

	Current	31-90 Days	91+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$13,102	$5,129	$609	$18,840	$-	$18,840	$-	$18,840

Activity in our reserves for credit losses for the six months ended June 30, 2013 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2013	$305
Provision for bad debts	35
Recoveries	-
Write-offs and other	(5)
Balance June 30, 2013	$335

Our reserve for credit losses and minimum lease payments associated with our investment in sales- type lease balances disaggregated on the basis of our impairment method were as follows as of June 30, 2013 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$5,129
Ending balance: individually evaluated for impairment	944
Ending balance	$6,073

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

The Company’s aged financing receivables as of December 31, 2012 are as follows (in thousands):

	Current	31-90 Days	91+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$15,837	$6,225	$905	$22,967	$-	$22,967	$(305)	$22,662

The Company recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of December 31, 2012 (in thousands):

	Current	31-90 Days	91+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$15,837	$6,225	$600	$22,662	$-	$22,662	$	$22,662

Activity in our reserves for credit losses for the year ended December 31, 2012 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2012	$465
Provision for bad debts	-
Recoveries	-
Write-offs and other	(160)
Balance December 31, 2012	$305

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

Unless otherwise stated, or the context suggests otherwise, the description of the Company’s business operations below includes the operations of Mint Texas, the Company’s wholly-owned subsidiary and its other subsidiaries The Mint Leasing North, Inc. and The Mint Leasing South, Inc.

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

At June 30, 2013, the outstanding balance on the Revolver was $1,122,582.  Additionally, at June 30, 2013, we were not in compliance with certain of the covenants required by the Revolver, which non-compliance was previously waived by Moody.

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

We were unable to repay the Settlement Amount by April 18, 2013 and on June 4, 2013, Comerica filed a lawsuit against us in the 281st Judicial District in Harris County, Texas bearing case number 2013-33154, seeking payment of amounts alleged due by us to Comerica and the enforcement of certain personal guaranties by Jerry Parish, our sole officer and director, and Victor Garcia, a significant shareholder of the Company.  Subsequently, on June 28, 2013, we filed an answer to Comerica’s complaint alleging counterclaims against Comerica seeking damages for breach of contract, tortious interference with contract, and conversion.  On July 3, 2013, the court granted a temporary injunction against us prohibiting us from, among other things, commingling any income from any collateral held by Comerica and limiting us to $175,000 of normal business expenses per month.

We are currently in default in connection with our obligations to Comerica, and do not have sufficient funds to pay Comerica the amounts owed and we cannot provide any assurance that a court will not appoint a receiver over our assets.  We continue to operate business in the same manner and form as we had done prior to the litigation. We are currently in court ordered mediation with Comerica and have also been engaged in ongoing discussions with various parties and have entered into various term sheets regarding potential funding transactions in order to enable us to raise funds sufficient to pay any settlement with Comerica.

At June 30, 2013, the outstanding balance on the Note Payable, which was in default, was $18,101,150. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2013 or in subsequent years.

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness and as of June 30, 2013 and December 31, 2012, we were not in compliance with the Comerica Bank covenants.

In the event that we are unable to pay amounts due or agreed to to be paid to Comerica as a result of the mediation or otherwise or are unable to come to terms on a further forbearance or extension of the Renewal, Comerica could take further actions against us to enforce its security interest over our assets, seek immediate repayment of the full amount due under the facility, seek an immediate foreclosure of such assets and/or may take other actions which have a material adverse effect on our operations, assets and financial condition or force us to seek bankruptcy protection.  As of the date of this filing, due to the fact that we are in default under the Renewal and since the Forbearance Agreement has expired, Comerica can take action against us at any time in their sole discretion to seek repayment of the Renewal, subject to the ongoing legal proceedings and outcome of the mediation which is currently in process.

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

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with Pamela Kimmel in the amount of $142,000, with a maturity date of March 26, 2012. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2013 and December 31, 2012 was $142,000. The note has been extended until December 6, 2013.

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2013 and December 31, 2012 was $100,000. The note has been extended until December 28, 2013.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at at June 30, 2013 and December 31, 2012 was $220,000. The note has been extended until March 2014.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC, in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in May 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2013 and December 31, 2012 was $250,000.

The following table summarizes the credit facilities, promissory notes, and convertible note discussed above for the period ended June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Credit Facility - Comerica Bank, currently in default	$18,101,150	$19,063,447
Credit Facility - Moody Bank, currently in default	1,122,582	1,385,885
Promissory Notes	712,000	712,000
Total notes payable	$19,935,732	$21,161,332

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the 2013 fiscal year, we plan to continue investigating opportunities to support our long-term growth initiatives, funding permitting. We are exploring opportunities to increase the Company’s capital base through institutional or bank funding, the issuance by the Company of additional common or preferred stock and/or the issuance of convertible debt, which may not be available on favorable terms if at all. The Company has also historically engaged various consultants from time to time in an effort to help facilitate the Company’s ability to raise funding. Without access to additional capital in the form of debt or equity, the Company’s ability to add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio, after paying its debt servicing costs.  While the cash flow from its current lease portfolio is sufficient to service the Company’s debts and expenses (assuming the continued renewal/extension of its outstanding credit facilities described above), it may not generate sufficient excess cash to allow the Company to enter into enough new leases to generate a profit.  Additionally, as described above, our credit facility with Comerica is currently in default. In the event we are not able to repay our credit facility with Comerica, Comerica may seek to enforce its security interest over our assets which may force us to curtail our business operations or seek bankruptcy protection.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

For the three months ended June 30, 2013, total revenues were $1,206,740 compared to $3,436,901 for the three months ended June 30, 2012, a decrease in total revenues of $2,230,161 or 65% from the prior period.  Revenues from sales-type leases, net, decreased $524,980 or 28% to $1,358,237 for the three months ended June 30, 2013, from $1,883,217 for the three months ended June 30, 2012.  Revenues from amortization of unearned income related to sales-type leases decreased $1,705,181 or 110% to negative $151,497 for the three months ended June 30, 2013, from $1,553,684 for the three months ended June 30, 2012. The decrease in revenues from sales-type leases, net, was principally due to the lower availability of internally-generated funds to purchase vehicles for new lease during the three months ended June 30, 2013 compared to the prior period. The  lower availability of funds to enter into new sales-type lease is due to higher principal payments and extension fees on our credit facilities with senior lenders during the three months ended June 30, 2013, and lack of availability of new funding sources as compared to the three months ended June 30, 2012.  The decrease in revenues from amortization of unearned income related to sales-type leases was principally due to adjustments related to a higher than normal number of early terminations and differences in the terms of new leases that were added versus the terms of leases that were terminated during the period.

Cost of revenues decreased $1,015,466 or 41% to $1,444,165 for the three months ended June 30, 2013, as compared to $2,459,631 for the three months ended June 30, 2012.  Cost of revenues decreased as a result of fewer vehicle purchases since fewer new leases were being booked.

Gross profit decreased $1,214,695 to a loss of $237,425 for the three months ended June 30, 2013 compared to a profit of $977,270 for the three months ended June 30, 2012.  The 124% decrease in gross profit was due to the 65% decrease in total revenues that was partially offset by the 41% decrease in total cost of revenues.

General and administrative expenses were $682,448 and $386,881, for the three months ended June 30, 2013 and June 30, 2012, respectively, constituting an increase of $295,567 or 76% from the prior period.  The increase in general and administrative expenses was mainly associated with legal, accounting, and consulting expenses associated with attempting to secure new financing.

Total other expense was $404,498 and $385,842, for the three months ended June 30, 2013 and June 30, 2012, respectively, an increase of $18,656 or 5% from the prior period, which included a decrease of $40,972 or 10% in interest expense to $372,371 for the three months ended June 30, 2013, compared to $413,343 for the three months ended June 30, 2012, and other expense for the three months ended June 30, 2013 of $32,127 compared to no other expense for the three months ended June 30, 2012. Additionally, there was no other income for the three months ended June 30, 2013 compared to $27,501 of other income for the three months ended June 30, 2012 The decrease in interest expense for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, was due to lower outstanding principal balances on our credit facilities during the period.

The Company had a net loss for the three months ended June 30, 2013 of $1,324,371 compared to net income of $204,547 for the three months ended June 30, 2012.  This decline of $1,528,918 in net income was the result of the decrease in revenues, the increase in cost of revenues associated with terminated leases and increased expenses related to extensions of existing debt and attempts to locate new financing.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

For the six months ended June 30, 2013, total revenues were $4,452,707, compared to total revenues of $6,443,706, for the six months ended June 30, 2012, a decrease in total revenues of $1,990,999 or 31% from the prior period. Revenues from sales-type leases, net decreased $956,551 or 23% to $3,233,992 for the six months ended June 30, 2013, from $4,190,543 for the six months ended June 30, 2012. Revenues from amortization of unearned income related to sales-type leases decreased $1,034,448 or 46% to $1,218,715 for the six months ended June 30, 2013, from $2,253,163 for the six months ended June 30, 2012. The decrease in revenues from sales-type leases, net, was principally due to the lower availability of internally-generated funds and new financing sources during the six months ended June 30, 2013 compared to the prior period. The lower availability of funds to enter into new sales-type leases is due to higher principal payments on our credit facilities with senior lenders during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The decrease in revenues from amortization of unearned income related to sales-type leases was principally due to higher than normal early lease terminations and differences in the terms of new leases that were added versus the terms of leases that were terminated during the period.

Cost of revenues decreased $311,075 or 7% to $4,205,909 for the six months ended June 30, 2013, as compared to $4,516,984 for the six months ended June 30, 2012. Cost of revenues decreased as a result of fewer vehicle purchases for new leases, partially offset by higher costs associated with early lease terminations.

Gross profit decreased $1,679,924 to $246,798 for the six months ended June 30, 2013 compared to gross profit of $1,926,722 for the six months ended June 30, 2012. The 87% decrease in gross profit was due to the 31% decrease in total revenues that was partially offset by the 7% decrease in total cost of revenues.

General and administrative expenses were $1,308,226 and $835,513, for the six months ended June 30, 2013 and June 30, 2012, respectively, constituting an increase of $472,713 or 57% from the prior period. The increase in general and administrative expenses was mainly associated with legal, accounting, and consulting expenses associated with attempting to secure new financing.

Total other expense was $801,418 and $791,541, for the six months ended June 30, 2013 and June 30, 2012, respectively, an increase of $9,877 or 1% from the prior period, which included a decrease of $52,886 or 6% in interest expense to $769,336 for the six months ended June 30, 2013, compared to $822,222 for the six months ended June 30, 2012, and $32,082 of other expense for the six months ended June 30, 2013 compared to other expense of $32,003 for the six months ended June 30, 2012, offset by the Company generating no other income for the six months ended June 30, 2013 compared to $62,684 of other income for the six months ended June 30, 2012. The decrease in interest expense for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was due to lower overall loan balances on senior bank debt, partially offset by a higher interest rate applied to the outstanding balance on the senior bank debt, as well as a higher interest rate paid on the third party debt.

The Company had a net loss for the six months ended June 30, 2013 of $1,862,846 compared to a net profit of $299,688 for the six months ended June 30, 2012. This decrease of $2,162,534 in net income was the result of the decrease in total revenues, the decrease in total cost of revenues associated with new leases and higher operating expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $20,740,917 as of June 30, 2013, which included cash and cash equivalents of $525,627, investment in sales-type leases, net, of $18,839,515, vehicle inventory of $1,343,963, net property and equipment of $27,183, and other assets of $4,629.

We had total liabilities as of June 30, 2013, of $21,837,401, which included $518,645 of accounts payable and accrued liabilities, $150,699 of cash overdrafts, $19,935,732 of amounts due under our credit facilities with senior lenders (described in greater detail above, portions of which are currently in default), and $1,232,325 of notes payable to related parties.

We generated $784,974 in cash from operating activities for the six months ended June 30, 2013, which was due to a decrease in net investment in sales-type leases of $3,821,989 and $18, of imputed interest, offset by net loss of $1,862,846, an increase in inventory of $864,129 and a decrease in accounts payable and accrued expenses of $328,085.

Our cash balance was not affected by investing activities for the six months ended June 30, 2013.  During the six months ended June 30, 2012, purchases of fixed assets totaled $2,567.

We had $1,154,141 of net cash used in financing activities for the six months ended June 30, 2013, which was due to $1,325,601 of payments on credit facilities with third parties and $79,239 for payments on debt from related parties partially offset by $100,000 in borrowings from third parties and $150,699 in cash overdrafts.

On June 4, 2013, Comerica filed a lawsuit against us, seeking payment of amounts alleged due by us to Comerica and the enforcement of certain personal guaranties by Jerry Parish, our sole officer and director, and Victor Garcia, a significant shareholder of the Company.  On July 3, 2013, the court granted a temporary injunction against us prohibiting us from, among other things, commingling any income from any collateral held by Comerica and limiting us to $175,000 of normal business expenses per month.

We are currently in default in connection with our obligations to Comerica, and do not have sufficient funds to pay Comerica the amounts owed and we cannot provide any assurance that a court will not appoint a receiver over our assets.  We continue to operate business in the same manner and form as we had done prior to the litigation. We are currently in court ordered mediation with Comerica and have also been engaged in ongoing discussions with various parties and have entered into various term sheets regarding potential funding transactions in order to enable us to raise funds sufficient to pay any settlement with Comerica.  We may not be able to enter into such financing transactions on favorable terms, if at all.  The sale by us in the future of additional equity or convertible debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that such financing will be available to the Company in amounts or on terms acceptable to us, or at all.  In the event we are not able to raise sufficient funding to repay amounts owed to Comerica, we will likely be forced to seek bankruptcy protection, we may be forced to cease our filings with the Securities and Exchange Commission, and any investment in the Company could become worthless.

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

These control deficiencies were not resolved by June 30, 2013. The Company continues to work with an experienced third party accounting firm in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

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

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations other than as provided below. We may become involved in material legal proceedings in the future.

On June 4, 2013, Comerica filed a lawsuit against us in the 281st Judicial District in Harris County, Texas bearing case number 2013-33154, seeking payment of amounts alleged due by us to Comerica and the enforcement of certain personal guaranties by Jerry Parish, our sole officer and director and Victor Garcia, a significant shareholder of the Company.  Subsequently, on June 28, 2013, we filed an answer to Comerica’s complaint alleging counterclaims against Comerica seeking damages for breach of contract, tortious interference with contract, and conversion.  On July 3, 2013, the court granted a temporary injunction against us prohibiting us from, among other things, commingling any income from any collateral held by Comerica and limiting us to $175,000 of normal business expenses per month.

 We are currently in default in connection with our obligations to Comerica, and do not have sufficient funds to pay Comerica the amounts owed and we cannot provide any assurance that a court will not appoint a receiver over our assets.  We continue to operate business in the same manner and form as we had done prior to the litigation. We are currently in court ordered mediation with Comerica and have also been engaged in ongoing discussions with various parties and have entered into various term sheets regarding potential funding transactions in order to enable us to raise funds sufficient to pay any settlement with Comerica.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on April 16, 2013, except as provided below, and investors are encouraged to review such risk factors and the risk factors below prior to making an investment in the Company.

Our Credit Facility With Comerica Bank Is In Default and In The Event We Are Unable to Raise Sufficient Funding To Repay Such Credit Facility, We May Be Forced To Seek Bankruptcy Protection.

As of June 30, 2013, we were in default of the repayment of $18,101,150 under our credit facility with Comerica. On June 4, 2013, Comerica filed a lawsuit against us, seeking payment of amounts alleged due by us to Comerica and the enforcement of certain personal guaranties by Jerry Parish, our sole officer and director and Victor Garcia, a significant shareholder of the Company.  On July 3, 2013, the court granted a temporary injunction against us prohibiting us from, among other things, commingling any income from any collateral held by Comerica and limiting us to $175,000 of normal business expenses per month.

We are currently in default in connection with our obligations to Comerica, and do not have sufficient funds to pay Comerica the amounts owed and we cannot provide any assurance that a court will not appoint a receiver over our assets.  We continue to operate business in the same manner and form as we had done prior to the litigation. We are currently in court ordered mediation with Comerica and have also been engaged in ongoing discussions with various parties and have entered into various term sheets regarding potential funding transactions in order to enable us to raise funds sufficient to pay any settlement with Comerica.  We may not be able to enter into such financing transactions on favorable terms, if at all.  The sale by us in the future of additional equity or convertible debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that such financing will be available to the Company in amounts or on terms acceptable to us, or at all.In the event we are not able to raise sufficient funding to repay amounts owed to Comerica, we will likely be forced to seek bankruptcy protection, we may be forced to cease our filings with the Securities and Exchange Commission, and any investment in the Company could become worthless.

We Will Need To Obtain Additional Financing To Continue To Execute On Our Business Plan and Continue as a Going Concern.

The availability of our credit facilities (as described above) and similar financing sources depends, in part, on factors outside of our control, including the availability of bank liquidity in general. The current disruptions in the capital markets have caused banks and other credit providers to restrict availability of new credit facilities and require more collateral and higher pricing upon renewal of existing credit facilities, if such facilities are renewed at all. Accordingly, as our existing credit facility matures or in order to obtain new financing to refinance our credit facility with Comerica which is currently in default, we may be required to provide more collateral in the form of finance receivables or cash to support borrowing levels which will affect our financial position, liquidity, and results of operations. In addition, higher pricing would increase our cost of funds and adversely affect our profitability.

We do not currently have any commitments of additional capital from third parties or from our sole officer and director or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we choose to raise additional capital through the sale of debt or equity securities, such sales may cause substantial dilution to our existing shareholders.  If we are not able to extend the credit facilities, repay the Note Payable, or to raise the capital necessary to repay the credit facilities and our outstanding notes payable, we may be forced to abandon or curtail our business plan, which may cause any investment in the Company to become worthless.  Our independent auditor has expressed substantial doubt regarding our ability to continue as a going concern if we are not successful in obtaining extensions of, renewals of and/or renegotiating our credit facilities.  If we are unable to continue as a going concern, we may be forced to file for bankruptcy protection, may be forced to cease our filings with the Securities and Exchange Commission, and the value of our securities may decline in value or become worthless.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As discussed above, we are currently in default in connection with the repayment of the Renewal evidenced by the Note Payable in the amount of $18,101,150 as of June 30, 2013.

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

THE MINT LEASING, INC.

DATED: August 19, 2013	By: /s/ Jerry Parish Jerry Parish Chief Executive Officer and Chief Financial Officer, Secretary and President (Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(2)	Amended and Restated Articles of Incorporation
3.2(2)	Amended and Restated Bylaws
3.3(3)	Amendment to the Bylaws of the Company
4.1(1)	Incentive Stock Option for 2,000,000 shares
4.2(1)	Designation of Series B Convertible Preferred Stock
4.3(2)	2008 Directors, Officers, Employees and Consultants Stock Option, Stock Warrant and Stock Award Plan
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