Form 10-Q
period 2013-09-30
MINT LEASING INC
filed 2013-11-19
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

               As of November 5, 2013, there were 80,414,980 shares of the registrant’s common stock, $0.001 par value per share outstanding.

THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Cash and cash equivalents	$254,947	$894,794
Investment in sales-type leases, net of allowance of $445,214 and $305,174, respectively	18,026,560	22,661,504
Vehicle inventory	1,133,993	479,834
Property and equipment, net	3,311	27,183
Other asset	4,629	4,629
TOTAL ASSETS	$19,423,440	$24,067,944

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$504,788	$846,730
Credit facilities (portion in default; see Note 5)	19,736,202	21,161,332
Notes payable to shareholders	1,202,403	1,311,564
TOTAL LIABILITIES	21,443,393	23,319,636

STOCKHOLDERS' EQUITY
Preferred stock; Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 shares outstanding at September 30, 2013 and December 31, 2012	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 80,414,980 and 82,414,980 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	80,415	82,415
Additional paid in capital	9,514,739	9,485,747
Retained earnings	(11,617,107)	(8,821,844)
Total Stockholders' Equity	(2,019,953)	748,318

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,423,440	$24,067,944

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ending September 30, 2013	Three Months Ending September 30, 2012	Nine Months Ending September 30, 2013	Nine Months Ending September 30, 2012

REVENUES
Sales-type leases, net	$772,255	$1,470,619	$4,006,247	$5,409,910
Amortization of unearned income related to sales-type leases	447,493	769,935	1,666,208	3,295,375
TOTAL REVENUES	1,219,748	2,240,554	5,672,455	8,705,285

COST OF REVENUES	762,131	1,525,756	4,968,040	6,192,017

GROSS PROFIT (LOSS)	457,617	714,798	704,415	2,513,268

GENERAL AND ADMINISTRATIVE EXPENSE	743,437	346,058	2,051,663	1,022,632

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE) FROM OPERATIONS	(285,820)	368,740	(1,347,248)	1,490,636

OTHER INCOME (EXPENSE)
Interest expense	(619,982)	(319,214)	(1,389,318)	(1,141,437)
Other Expense (Income)	(26,614)	-	(58,696)	-
Total Other Income (Expense)	(646,596)	(319,214)	(1,448,014)	(1,141,437)

INCOME (LOSS) BEFORE INCOME TAXES	(932,416)	49,526	(2,795,262)	349,199

PROVISION (BENEFIT) FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(932,416)	$49,526	$(2,795,262)	$349,199

Basic average shares outstanding	80,414,980	82,414,980	80,986,409	82,380,222

Basic earnings per share	$(0.01)	$0.00	$(0.03)	$0.00

 “See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,795,262)	$349,199
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	23,872	10,461
Bad debt expense	140,040	(50,001)
Imputed interest on related party notes	26,992	28,372
Amortization of debt discount	-	20,017
Change in operating assets and liabilities:
Net investment in sales-type leases	4,494,904	1,634,178
Inventory	(654,159)	(170,634)
Other assets	-	(4,250)
Accounts payable and accrued expenses	(341,942)	203,724

Net Cash provided by operating activities	894,445	2,021,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	-	(2,567)
Net cash (used by) investing activities	-	(2,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Notes Payable – Third Party	100,000	470,000
Payments on Notes Payable	(1,525,130)	(1,738,764)
Borrowings on loans from related parties	-	445,087
Payment on loans from related parties	(109,161)	(27,308)
Net Cash (used) by financing activities	(1,534,291)	(850,985)

INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	(639,847)	1,167,514

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	894,794	151,796
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$254,947	$1,319,310

	2013	2012
CASH PAID FOR:

Interest	$1,362,326	$1,141,437
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of shares of common stock	$2,000	$-
Conversion of note payable	$-	$10,000

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

C. Revenue recognition

The Company’s customers typically finance vehicles over periods ranging from three to nine years. These financing agreements are classified as either operating or sales type leases as prescribed by the Financial Accounting Standards Board (“FASB”). Revenues representing the capitalized costs of the vehicles are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term. For the nine months ended September 30, 2013 and 2012, amortization of unearned income totaled $1,666,208 and $3,295,375, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D. Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s). Vehicles that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue. Total cost of revenues was $4,968,040 and $6,192,017 for the nine months ending September 30, 2013 and 2012, respectively.

E. Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents in the accompanying balance sheets. At September 30, 2013 and December 31, 2012, the Company had cash of $254,947 and $894,794, respectively. The Company had no cash equivalents at September 30, 2013 and December 31, 2012.

At September 30, 2013 and December 31, 2012, the Company had no deposits that exceeded FDIC insurance coverage limits.

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

G. Allowance for Loan Losses

Provisions for losses on investments in sales-type leases are charged to cost of revenues in amounts sufficient to maintain the allowance for losses at a level considered adequate to cover probable credit losses inherent in our receivables related to sales-type leases. The Company establishes the allowance for losses based on the determination of the amount of probable credit losses inherent in the financed receivables as of the reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, and other information in order to make the necessary judgments as to probable credit losses. Assumptions regarding probable credit losses are reviewed periodically and may be impacted by actual performance of financed receivables and changes in any of the factors discussed above. The Company recorded an allowance for doubtful accounts of $445,214 and $305,174 at September 30, 2013 and December 31, 2012, respectively.

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

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the nine months ended September 30, 2013 and 2012 totaled $1,239 and $7,750, respectively.

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

We adopted the provisions of the FASB’s guidance related to accounting for uncertainty as to income tax positions on January 1, 2008. As of September 30, 2013 and December 31, 2012, we had no liabilities included on the consolidated balance sheets associated with uncertain tax positions. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

N. Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from their exercise using the treasury stock method and the average market price per share during the year. At September 30, 2013 and 2012, there was no difference between basic and diluted earnings (loss) per share.

O. Preferred Stock Rights and Privileges

We have a total of 20,000,000 shares of preferred stock (the “Preferred Stock”) authorized. The rights and privileges of the Preferred Stock are detailed as follows:

Series A Convertible Preferred Stock

As of September 30, 2013 and December 31, 2012, we had 185,000 shares of Series A Convertible Preferred Stock designated and 0 shares issued and outstanding.

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

Series B Convertible Preferred Stock

As of September 30, 2013 and December 31, 2012, we had 2,000,000 shares of Series B Convertible Preferred Stock designated, authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

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

Q. Effect of New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

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

NOTE 3 –NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2017. Following is a summary of the components of the Company’s net investment in sales-type leases at September 30, 2013 and December 31, 2012:

	As of September 30, 2013	As of December 31, 2012

Total Minimum Lease Payments to be Received	$13,331,605	$16,222,484
Residual Values	9,526,069	12,209,373
Lease Carrying Value	22,857,674	28,431,857
Less: Allowance for Uncollectible Amounts	(445,214)	(305,174)
Less: Unearned Income	(4,385,900)	(5,465,179)
Net Investment in Sales-Type Leases	$18,026,560	$22,661,504

NOTE 4 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Cost and accumulated depreciation of equipment and leasehold improvements as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	182,139	182,139
Total	286,100	286,100
Less: Accumulated Depreciation	(282,789)	(258,917)
Net Property and Equipment	$3,311	$27,183

Depreciation expense charged to operations was $23,872 and $10,461 for the nine months ended September 30, 2013 and 2012, respectively.

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

The credit agreement also required the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009; which the Company did not meet. At December 31, 2009, the availability under the $10,000,000 Revolver was limited to $2,500,000. The outstanding balance at December 31, 2009 was $1,679,319. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days at which time an additional $820,681 was advanced to the Company. On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”). The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principal and interest of $37,817, with the remaining balance due at maturity. Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal"). Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remained at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provided for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012. On March 29, 2012 and effective March 1, 2012, Moody Bank agreed to enter into a Fourth Renewal, Extension and Modification Agreement (the “Fourth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2013 (which credit facility has since been further extended as discussed below) and we agreed to pay monthly payments of principal and interest due under the Revolver of $57,500 per month until maturity. The amount outstanding under the Revolver at the time of the parties’ entry into the Fourth Renewal was $1,822,767.

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

At September 30, 2013, the outstanding balance on the Revolver was $957,932.  Additionally, at September 30, 2013, we were not in compliance with certain of the covenants required by the Revolver.

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

The outstanding amount of the Renewal at the time of the parties' entry into the March 2011 Modification was $22,648,222, and the March 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $160,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning April 10, 2011 and continuing until August 10, 2011, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on September 10, 2011. Additionally, each month, we were required to pay Comerica Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which had not already been paid to Comerica Bank as a result of the monthly payment.

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

Our credit facility with Comerica Bank requires us to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: our statements, representations and warranties made in the credit facility and related documents are correct and accurate; if Jerry Parish, our Chief Executive Officer and sole director fails to own at least 50% of the ownership of the Company; the death of either of the guarantors of the credit facility, Jerry Parish or Victor Garcia; the termination of the employment of Mr. Parish; or the transfer of any ownership interest of Mint Texas without the approval of Comerica Bank. Additionally, at September 30, 2013, we were not in compliance with the tangible net worth (required to be $6.75 million and was $0.3 million at September 30, 2013) and debt to tangible net worth (required to be 4:1 and was approximately 55.03:1 at September  30, 2013) covenants required by the Renewal. We were also not in compliance with the Comerica Bank covenants as of December 31, 2012.

At September 30, 2013, the outstanding balance on the Note Payable, which was in default, was $18,066,270. Under the terms of the renewals of the Note Payable, the Company has been and will continue to be unable to borrow any new funds under the credit facilities during 2013 or in subsequent years.

As described below in Note 12, on November 19, 2013, we entered into the Amended and Restated Loan and Security Agreement with MNH Management LLC, pursuant to which, among other things, our outstanding obligations to Comerica were acquired by MNH Management LLC and evidenced by a new Amended and Restated Secured Term Loan Note with an extended maturity date and reduced balance and Comerica dismissed its lawsuit against us.

On March 1, 2011, the Company entered into a Promissory Note with a third party in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due on March 1, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. This note was paid off on March 26, 2011, with the proceeds of a new Promissory Note as described below.

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with the same third party in the amount of $142,000, with a maturity date of March 26, 2012. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2012 and 2011 was $142,000. The outstanding balance at September 30, 2013 was $142,000. The note has been extended until December 6, 2013.

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

On November 28, 2011, the Company entered into a Promissory Note with another third party in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2013 was $100,000. The note has been extended until December 28, 2013.

In March 2012, the Company entered into a Promissory Note with another third party in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March, 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2013 was $320,000. The note has been extended until March, 2014.

In May 2012, the Company entered into a Promissory Note with the same third party in the amount of $150,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due in May, 2014. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2013 was $150,000.

The following table summarizes the credit facilities, promissory notes, and convertible note discussed above for the period ended September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Credit Facility - Comerica Bank, currently in default	$18,066,270	$19,063,447
Credit Facility - Moody Bank	957,932	1,385,885
Promissory Notes	712,000	712,000
Total notes payable	$19,736,202	$21,161,332

As described above, at September 30, 2013, the Company was in default of its Comerica credit facility, provide that as described below in Note 12, on November 19, 2013, we entered into the Amended and Restated Loan and Security Agreement with MNH Management LLC, pursuant to which, among other things, our outstanding obligations to Comerica were acquired by MNH Management LLC and evidenced by a new Amended and Restated Secured Term Loan Note with an extended maturity date and reduced balance and Comerica dismissed its lawsuit against us.

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments as of September 30, 2013 and December 31, 2012 are set forth below:

		September 30, 2013
		Carrying Value	Estimated Fair Value
Financial assets:
Investment in sales-type leases – net	(a)	$18,026,560	$18,026,560

		December 31, 2012
		Carrying Value	Estimated Fair Value
Financial assets:
Investment in sales-type leases – net	(a)	$22,661,504	$22,661,504

(a)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This valuation is a type 3 indicator.

NOTE 7 -RELATED PARTY TRANSACTIONS

The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011 and again until July 31, 2012, 2013 and 2014, which included an adjacent property at the rate of $20,000 per month. In conjunction with the Company's cost reduction efforts the monthly rental payment was reduced to $15,000 per month during the latter part of 2010 and all of 2011 and 2012, and will remain at that rate through the remainder of 2013. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market. Rent expense under the lease amounted to $90,000 and $90,000 for the nine months ended September 30, 2013 and 2012, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of September 30, 2013 and December 31, 2012 were $1,202,403 and $1,311,564, respectively. These notes payable are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. Interest expense of $26,992, and $28,372 was recorded as contributed capital for the nine months ended September 30, 2013 and 2012, respectively.

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

As described in greater detail below, on November 19, 2013, we entered into the Amended and Restated Loan and Security Agreement with MNH, pursuant to which, among other things, our outstanding obligations to Comerica were acquired by MNH and evidenced by a new Amended Loan Agreement with a reduced balance and Comerica dismissed its lawsuit against us.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator as at September 30, 2013 (in thousands):

Net
Investment
in Leases
Current	$17,391
Performing	321
Poor	315

Total	$18,027

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

The Company’s net investment leases on nonaccrual status as of September 30, 2013 are as follows (in thousands):
	Recorded	Related
	Investment	Allowance
Net investment in leases	$460	$ (445)

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

The Company’s aged financing receivables as of September 30, 2013 are as follows (in thousands):

	Current	31-90 Days	91+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$17,391	$376	$705	$18,472	$-	$18,472	$(445)	$18,027

The Company recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of September 30, 2013 (in thousands):

	Current	31-90 Days	91+ Days	Billed Financing Receivables	Related Unbilled Recorded Investment	Total Recorded Investment	Related Allowances	Recorded Investment Net of Allowances
Net investment in leases	$17,391	$376	$260	$18,027	$-	$18,027	$-	$18,027

Activity in our reserves for credit losses for the nine months ended September 30, 2013 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2013	$305
Provision for bad debts	110
Recoveries	-
Write-offs and other	-
Balance September 30, 2013	$415

Our reserve for credit losses and minimum lease payments associated with our investment in sales- type lease balances disaggregated on the basis of our impairment method were as follows as of September 30, 2013 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$376
Ending balance: individually evaluated for impairment	705
Ending balance	$1,081

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

The Company’s net investment leases on nonaccrual status as of December 31, 2012 are as follows (in thousands):

	Recorded	Related
	Investment	Allowance
Net investment in leases	$305	$ (305)

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

NOTE 12 – SUBSEQUENT EVENTS

On November 19, 2013, we entered into an Amended and Restated Loan and Security Agreement with MNH, pursuant to which, among other things, our outstanding obligations to Comerica were acquired by MNH and evidenced by a new Amended and Restated Secured Term Loan Note and Comerica dismissed its lawsuit against us.  The Amended and Restated Secured Term Loan Note has a balance of $9,300,000, accrues interest at the rate of the greater of (i) the sum of (A) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (B) four and three quarters percent (4.75%) per annum, or (ii) eight percent (8%) per annum, which interest is payable each month beginning December 10, 2013.  The principal amount of the note is payable in eighteen (18) consecutive monthly installments of principal in the amount of two hundred fifty eight thousand three hundred thirty three dollars ($258,333), commencing on May 12, 2014, with a balloon payment equal to the remaining amount of the note due on November 19, 2015.  The amounts due pursuant to the Amended and Restated Secured Term Loan Note are secured by a security interest in all of the Company’s assets and the pledge of all of the outstanding securities of certain of the Company’s wholly-owned subsidiaries.  The outstanding amount of the note is also guaranteed by our Chief Executive Officer and sole director, Jerry Parish.  The Company granted the lender and its assignee warrants to purchase up to 20 million shares of the Company’s common stock, which have a term of seven years and an exercise price of $0.05 per share in connection with the parties’ entry into the Amended and Restated Loan and Security Agreement.  A gain will be recognized for the fair value of the consideration given less the debt which the Company will recognize in the fourth quarter of 2013.

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

•	our need to raise additional financing;
•	observance of covenants as required by our credit facilities and outstanding notes;
•	“put” requirements and dilution related to our outstanding warrants;
•	our ability to timely repay our outstanding obligations;
•	the loss of key personnel or failure to attract, integrate and retain additional personnel;
•	our ability to execute on our business plan;
•	rights and privileges associated with our preferred stock;
•	the fact that our CEO has majority control over our voting stock;
•	fluctuations in our quarterly and annual results of operations;
•	economic downturns in the United States;
•	the fact that a significant part of the Company’s consumer base are high risk for defaults and delinquencies;
•	write-offs for losses and defaults;
•	costs associated with being a public company;
•	the limited market for the Company’s common stock;
•	the fact that we only have one officer and Director;
•	the volatile market for our common stock;
•	risks associated with our common stock being a “penny stock”;
•	material weaknesses in our internal controls over financial reporting;
•	the level of competition in our industry and our ability to compete; and
•	other risk factors included under “Risk Factors” in this filing.

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

Unless otherwise stated, or the context suggests otherwise, the description of the Company’s business operations below includes the operations of Mint Texas, the Company’s wholly-owned subsidiary and its other subsidiaries, The Mint Leasing North, Inc. and The Mint Leasing South, Inc.

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

The credit agreement also required the Company to meet a debt to tangible net worth ratio of 2.5 to one at December 31, 2009; which the Company did not meet. At December 31, 2009, the availability under the $10,000,000 Revolver was limited to $2,500,000. The outstanding balance at December 31, 2009 was $1,679,319. The Revolver matured on December 31, 2009 and was renewed for an additional 60 days at which time an additional $820,681 was advanced to the Company. On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”). The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principal and interest of $37,817, with the remaining balance due at maturity. Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the "Third Renewal"). Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remained at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provided for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012. On March 29, 2012 and effective March 1, 2012, Moody Bank agreed to enter into a Fourth Renewal, Extension and Modification Agreement (the “Fourth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2013 (which credit facility has since been further extended as discussed in Note 13) and we agreed to pay monthly payments of principal and interest due under the Revolver of $57,500 per month until maturity. The amount outstanding under the Revolver at the time of the parties entry into the Fourth Renewal was $1,822,767.

On March 26, 2013 and effective March 1, 2013, Moody Bank agreed to enter into a Fifth Renewal, Extension and Modification Agreement (the “Fifth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2014 and we agreed to increase the interest rate of the Revolver to 6.75% per annum and to pay monthly payments of principal and interest under the Revolver of $62,500 per month (beginning April 1, 2013) until maturity.  The amount outstanding on the Revolver as of the parties entry into the Fifth Renewal was $1,290,463.

At September 30, 2013, the outstanding balance on the Revolver was $957,932.  Additionally, at September 30, 2013, we were not in compliance with certain of the covenants required by the Revolver, which non-compliance was previously waived by Moody.

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

The outstanding amount of the Renewal at the time of the parties entry into the Modification was $23,704,253, and the Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $110,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning December 10, 2010 and continuing until February 10, 2011 (we had previously been making monthly installment payments of $110,000 beginning in July 2010), with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on March 10, 2011 (previously the full amount of the Renewal as modified by the first Modification Agreement, was due and payable on November 10, 2010).

The outstanding amount of the Renewal at the time of the parties entry into the March 2011 Modification was $22,648,222, and the March 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $160,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning April 10, 2011 and continuing until August 10, 2011, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on September 10, 2011. Additionally, each month, we are required to pay Comerica Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Comerica Bank as a result of the monthly payment.

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

Our credit facility with Comerica Bank required us to comply with certain affirmative and negative covenants customary for restricted indebtedness, At September 30, 2013, we were not in compliance with the tangible net worth (required to be $6.75 million and was $0.3 million at September 30, 2013) and debt to tangible net worth (required to be 4:1 and was approximately 55.03:1 at September 30, 2013) covenants required by the Renewal. We were also not in compliance with the Comerica Bank covenants as of December 31, 2012.

At September 30, 2013, the outstanding balance on the Note Payable, which was in default, was $18,066,270. Under the terms of the renewals of the Note Payable, the Company has been unable to borrow any new funds under the credit facilities during 2013.

As described below under “Recent Transaction”, on November 19, 2013, we entered into the Loan Agreement with MNH, pursuant to which our outstanding obligations to Comerica were acquired by MNH, Comerica dismissed its lawsuit against us and pursuant to which we entered into an amended loan agreement with MNH.

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

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with Pamela Kimmel in the amount of $142,000, with a maturity date of March 26, 2012. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2013 and December 31, 2012 was $142,000. The note has been extended until December 6, 2013.

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2013 and December 31, 2012 was $100,000. The note has been extended until December 28, 2013.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at at September 30, 2013 and December 31, 2012 was $220,000. The note has been extended until March 2014.

In May 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC in the amount of $150,000, which accrues interest at the rate of 12% per annum payable monthly, and will be due in May, 2014. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2013 was $150,000.

The following table summarizes the credit facilities and promissory notes discussed above for the period ended September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Credit Facility - Comerica Bank, in default as of September 30, 2013	$18,066,270	$19,063,447
Credit Facility - Moody Bank, currently in default	957,932	1,385,885
Promissory Notes	712,000	712,000
Total notes payable	$19,736,202	$21,161,332

As described above, at September 30, 2013, the Company was in default of its Comerica credit facility and was required to pay Comerica an aggregate of approximately $12 million on April 18, 2013, in satisfaction of the Renewal, which funds the Company did not have.    As described below under “Recent Transaction”, on November 19, 2013, we entered into the Loan Agreement with MNH, pursuant to which our outstanding obligations to Comerica were acquired by MNH, Comerica dismissed its lawsuit against us and pursuant to which we entered into an amended loan agreement with MNH.

Recent Transaction

On November 19, 2013, we, The Mint Leasing, Inc., a Texas corporation (“Mint Texas”) and The Mint Leasing South, Inc. (“Mint South”), our wholly-owned subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with MNH Management LLC (“MNH”), pursuant to which, among other things, our outstanding obligations to Comerica were acquired by MNH, and the terms of such debt were amended and revised in the form of a new Amended and Restated Secured Term Loan Note (the “Amended Note”).  As part of the acquisition of the debt by MNH, Comerica dismissed its lawsuit against us.  In connection with the Loan Agreement and the transactions contemplated therein, we paid MNH a fee of $418,500 (4.5% of the Amended Note) at closing and agreed to pay MNH a collateral monitoring fee of 1/12th of one percent of the balance of the Amended Note per month during the term of the Amended Note, as well as certain other expenses described in greater detail in the Amended Note.

The Amended Note has a balance of $9,300,000, accrues interest at the rate of the greater of (i) the sum of (A) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (B) four and three quarters percent (4.75%) per annum, or (ii) eight percent (8%) per annum, which interest is payable each month beginning December 10, 2013.  The principal amount of the Amended Note is payable in eighteen (18) consecutive monthly installments of principal in the amount of two hundred fifty eight thousand three hundred thirty three dollars ($258,333), commencing on May 12, 2014, with a balloon payment equal to the remaining amount of the note due on November 19, 2015.  The Company can prepay the Amended Note at any time, provided that the Company is required to pay an additional 10% of the amount then outstanding as a prepayment penalty. Upon an event of default under the Amended Note, the interest rate of the Amended Note increases to six percent (6%) above the then applicable interest rate.  The Loan Agreement includes customary events of default and positive and negative covenants for facilities of similar nature and size as the Loan Agreement.

The amounts due pursuant to the Amended and Restated Secured Term Loan Note are secured by (i) a security interest in all of the Company’s assets, (ii) the pledge of all of the outstanding securities of Mint Texas and Mint South, the Company’s wholly-owned subsidiaries pursuant to a Pledge and Security Agreement, and (iii) rights under the Company’s outstanding automobile leases pursuant to a Collateral Assignment of Leases.  Additionally, Jerry Parish, the Company’s sole director and Chief Executive Officer, provided a personal guaranty of the repayment of the Amended Note pursuant to a Personal Guaranty.

Pursuant to the Amended Note we are required to repay immediately, any amount of the note that exceeds the lesser of (a) the sum of (A) sixty percent (60%) of then-current receivables under eligible leases provided as collateral for the note,  plus (B) sixty percent (60%) of the residual value at lease-end of the underlying motor vehicles then leased under eligible leases, plus (C) sixty percent (60%) of the National Automobile Dealers Association (NADA) loan value (the “NADA Loan Value”) of all motor vehicles which we own that are not under leases, which we have not leased within 120 days and which MNH has a first priority lien in connection with (not to exceed $850,000)(“Eligible Owned Vehicles”); and (b) the sum of (A) seventy percent (70%) of the then-current NADA Loan Value for the underlying motor vehicles on the eligible leases, plus (B) sixty percent (60%) of the NADA Loan Value of Eligible Owned Vehicles (not to exceed $850,000)(collectively, the “Borrowing Base”).  MNH agreed to a temporary increase in the Borrowing Base for ninety days following the closing to enable the Company to satisfy certain of its outstanding liabilities and repay certain other of its debts.  Additionally, we are required to pay any funds received upon the sale of any motor vehicles to MNH as a prepayment of the Amended Note.

The Company granted MNH and its assignee warrants to purchase up to an aggregate of 20 million shares of the Company’s common stock, which have a term of seven years and an exercise price of $0.05 per share as additional consideration for entering into the Loan Agreement and pursuant to a Securities Issuance Agreement, which grants were evidenced by Common Stock Purchase Warrants (the “Warrants”).  The Warrants include cashless exercise rights.  The holders agreed pursuant to the terms of the Warrants, to restrict their ability to exercise the Warrants and receive shares of common stock such that the number of shares of common stock held by each of them in the aggregate and their affiliates after such exercise will not exceed 4.99% of the then issued and outstanding shares of our common stock, provided that such limitation may be waived (provided that at no time shall shares of common stock equal to more than 9.99% of our outstanding shares of common stock (when aggregating such shares with other shares beneficially owned by such holder) be issuable to either holder) with 61 days prior written notice.  The exercise price of the Warrants is subject to anti-dilution protection in the event the Company issues or is deemed to issue any shares for a price per share of less than the then applicable exercise price of the Warrants, subject to certain limited exceptions including securities (i) issued in a bona fide public offering pursuant to a firm commitment underwriting, (ii) issued in connection with an acquisition of a business or technology, including the financing thereof, that is approved by the Company’s Board of Directors, (iii) issued pursuant to a transaction with a vendor, including equipment lease providers, if such transaction is approved by the Company’s Board of Directors; (iv) issued upon exercise of the Company’s convertible securities that are outstanding as of the date of the Warrants (other than the Series B Preferred Stock), or (v) granted to the Company’s officers, directors, consultants (in a manner consistent with past practice) and employees as approved by the Company’s Board of Directors under a plan or plans adopted by the Company’s Board of Directors that are in effect as of the date of the Warrants.  The shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to a put option (the “Put”) pursuant to which the Company is required to purchase any or all of the Warrant Shares, at the option of the holder, for a total of $2 million ($0.10 per Warrant Share), pro-rated for any portion thereof (the “Put Price”) at any time after the earliest of (1) the date of prepayment in full of the Amended Loan; (2) the date of MNH’s acceleration of the amount due under the Amended Note upon an event of default, (3) November 19, 2015, or (4) the date that a Fundamental Transaction (as defined in the Warrants) occurs, including a change in control, certain mergers and similar transactions (as described in greater detail in the Warrants).

Pursuant to the Securities Issuance Agreement, MNH agreed not to engage in “short sales” of the issued and outstanding common stock of the Company while the Warrants are outstanding.

A one-time gain will be recognized for the fair value of the consideration given less the debt during the fourth quarter of 2013.

Also on November 19, 2013, we, Jerry Parish, our sole officer and director and prior guarantor of the Comerica debt and Victor Garcia, a significant shareholder of the Company and prior guarantor of the Comerica debt, entered into a Settlement Agreement with Comerica Bank.  Pursuant to the Settlement Agreement, the parties settled their claims and agreed to dismiss the outstanding lawsuit between the parties.  Additionally, the Company provided Comerica a release against various claims and causes of actions associated with the Comerica credit facility and Comerica’s actions in connection therewith.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the remainder of fiscal 2013 and into 2014, we plan to continue investigating opportunities to support our long-term growth initiatives. As discussed above under “Recent Transaction”, the re-finance of the Comerica debt will have a positive effect on our balance sheet.  We believe that the stronger capital position will allow us negotiate new equity or debt arrangements with new investors and lenders to provide working capital for expansion of our lease portfolio. With potential access to additional capital in the form of debt or equity the Company’s ability to add new leases to its current portfolio will be enhanced.  The Company believes that the cash flow from its current lease portfolio is sufficient to service the Company’s existing debts and expenses and any new working capital will allow the Company to enter into enough new leases to hopefully generate a profit.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

For the three months ended September 30, 2013, total revenues were $1,219,748 compared to $2,240,554 for the three months ended September 30, 2012, a decrease in total revenues of $1,020,806 or 46% from the prior period.  Revenues from sales-type leases, net, decreased $698,364 or 47% to $772,255 for the three months ended September 30, 2013, from $1,470,619 for the three months ended September 30, 2012.  Revenues from amortization of unearned income related to sales-type leases decreased $322,442 or 42% to $447,493 for the three months ended September 30, 2013, from $769,935 for the three months ended September 30, 2012. The decrease in revenues from sales-type leases, net, was principally due to the lower availability of internally-generated funds to purchase vehicles for new lease during the three months ended September 30, 2013 compared to the prior period. The  lower availability of funds to enter into new sales-type lease was mainly due to the fact that pursuant to our lawsuit with Comerica (which has since been dismissed), effective July 3, 2013, the court granted a temporary injunction against us prohibiting us from, among other things, commingling any income from any collateral held by Comerica and limiting us to $175,000 of normal business expenses per month, which created a lack of availability of new funding for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.  The decrease in revenues from amortization of unearned income related to sales-type leases was principally due to a lower number of outstanding leases during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Cost of revenues decreased $763,625 or 50% to $762,131 for the three months ended September 30, 2013, as compared to $1,525,756 for the three months ended September 30, 2012.  Cost of revenues decreased as a result of fewer vehicle purchases since fewer new leases were being booked.

Gross profit decreased $257,181 to gross profit of $457,617 for the three months ended September 30, 2013 compared to gross profit of $714,798 for the three months ended September 30, 2012.  The 36% decrease in gross profit was due to the 46% decrease in total revenues that was partially offset by the 50% decrease in total cost of revenues.

General and administrative expenses were $743,437 and $346,058, for the three months ended September 30, 2013 and September 30, 2012, respectively, constituting an increase of $397,379 or 115% from the prior period.  The increase in general and administrative expenses was mainly associated with legal, accounting, and consulting expenses associated with attempting to secure new financing.

Total other expense was $646,596 and $319,214, for the three months ended September 30, 2013 and September 30, 2012, respectively, an increase of $327,382 or 103% from the prior period, which included an increase of $300,768 or 94% in interest expense to $619,982 for the three months ended September 30, 2013, compared to $319,214 for the three months ended September 30, 2012, and other expense for the three months ended September 30, 2013 of $26,614 compared to no other expense for the three months ended September 30, 2012.  The increase in interest expense for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was due to higher rates of interest charged on balances on our credit facilities during the period.

The Company had a net loss for the three months ended September 30, 2013 of $932,416 compared to a net profit of $49,526 for the three months ended September 30, 2012.  This decline of $981,942 in net income was the result of the decrease in revenues, the increased expenses related to extensions of existing debt and attempts to locate new financing, and higher interest expense on our credit facilities.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

For the nine months ended September 30, 2013, total revenues were $5,672,455, compared to total revenues of $8,705,285, for the nine months ended September 30, 2012, a decrease in total revenues of $3,032,830 or 35% from the prior period. Revenues from sales-type leases, net decreased $1,403,663 or 26% to $4,006,247 for the nine months ended September 30, 2013, from $5,409,910 for the nine months ended September 30, 2012. Revenues from amortization of unearned income related to sales-type leases decreased $1,629,167 or 49% to $1,666,208 for the nine months ended September 30, 2013, from $3,295,375 for the nine months ended September 30, 2012. The decrease in revenues from sales-type leases, net, was principally due to the lower availability of internally-generated funds and new financing sources during the nine months ended September 30, 2013 compared to the prior period. The lower availability of funds to enter into new sales-type leases is due to higher principal and interest payments on our credit facilities with senior lenders and the fact that pursuant to our lawsuit with Comerica, effective July 3, 2013, the court granted a temporary injunction against us prohibiting us from, among other things, commingling any income from any collateral held by Comerica and limiting us to $175,000 of normal business expenses per month, which created a lack of availability of new funding during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. The decrease in revenues from amortization of unearned income related to sales-type leases was principally due to lower outstanding lease receivables.

Cost of revenues decreased $1,223,977 or 20% to $4,968,040 for the nine months ended September 30, 2013, as compared to $6,192,017 for the nine months ended September 30, 2012. Cost of revenues decreased as a result of fewer vehicle purchases for new leases, partially offset by higher costs associated with early lease terminations.

Gross profit decreased $1,808,853 to $704,415 for the nine months ended September 30, 2013 compared to gross profit of $2,513,268 for the nine months ended September 30, 2012. The 72% decrease in gross profit was due to the 35% decrease in total revenues partially offset by the 20% decrease in total cost of revenues.

General and administrative expenses were $2,051,663 and $1,022,632, for the nine months ended September 30, 2013 and September 30, 2012, respectively, constituting an increase of $1,029,031 or 101% from the prior period. The increase in general and administrative expenses was mainly associated with legal, accounting, and consulting expenses associated with attempting to secure new financing.

Total other expense was $1,448,014 and $1,141,437, for the nine months ended September 30, 2013 and September 30, 2012, respectively, an increase of $306,577 or 27% from the prior period, which included an increase of $247,881 or 22% in interest expense to $1,389,318 for the nine months ended September 30, 2013, compared to $1,141,437 for the nine months ended September 30, 2012, and $58,696 of other expense for the nine months ended September 30, 2013 compared to no other expense for the nine months ended September 30, 2012. The increase in interest expense for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was due to a higher interest rate applied to the outstanding balance on the senior bank debt, as well as a higher interest rate paid on the third party debt.

The Company had a net loss for the nine months ended September 30, 2013 of $2,795,262 compared to a net profit of $349,199 for the nine months ended September 30, 2012. This decrease of $3,144,461 in net income was the result of the decrease in total revenues, the decrease in total cost of revenues associated with new leases and higher operating and interest expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $19,423,440 as of September 30, 2013, which included cash and cash equivalents of $254,947, investment in sales-type leases, net, of $18,026,560, vehicle inventory of $1,133,993, net property and equipment of $3,311, and other assets of $4,629.

We had total liabilities as of September 30, 2013, of $21,443,393, which included $504,788 of accounts payable and accrued liabilities, $19,736,202 of amounts due under our credit facilities with senior lenders (described in greater detail above under “Moody Bank Credit Facility” and “Comerica Bank Credit Facility”), and $1,202,403 of notes payable to related parties.

We generated $894,445 in cash from operating activities for the nine months ended September 30, 2013, which was mainly due to proceeds from collections and reductions of net investment in sales-type leases of $4,494,904 offset by the net loss of $2,795,262. Those items negatively impacting the cash provided by operations for the nine months ended September 30, 2013, were an increase in inventory of $654,159 and a decrease in accounts payable and accrued expenses of $341,942.  Non-cash charges for the period included imputed interest of $26,992, bad debt write-offs of $140,040 and depreciation of $23,872, all of which contributed positively to cash flow.

Our cash balance was not affected by investing activities for the nine months ended September 30, 2013.  During the nine months ended September 30, 2012, purchases of fixed assets totaled $2,567.

We had $1,534,291 of net cash used in financing activities for the nine months ended September 30, 2013, which was due to $1,525,130 of payments on credit facilities with senior lenders and third parties, and $109,161 for payments on debt from related parties partially offset by $100,000 in borrowings from third parties.

Due to the refinance of the Comerica debt through our entry into the Loan Agreement with MNH, described above under “Recent Transaction”, and together with cash flow being generated from its investment in sales-type leases and inventories we believe that the Company has adequate cash flow to meet its financial obligations in an orderly manner.  Moving forward, the Company intends to seek additional funding which may not be available on favorable terms, if at all.

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

These control deficiencies were not resolved by September 30, 2013. The Company continues to work with an experienced third party accounting firm in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

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

On November 19, 2013, we entered into the Amended and Restated Loan and Security Agreement with MNH (described in greater detail above under “Part 1 – Financial Information” – “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Recent Transaction”), pursuant to which, among other things, our outstanding obligations to Comerica were acquired by MNH and evidenced by a new Amended and Restated Secured Term Loan Note with a reduced balance.

Also on November 19, 2013, we, Jerry Parish, our sole officer and director and prior guarantor of the Comerica debt and Victor Garcia, a significant shareholder of the Company and prior guarantor of the Comerica debt, entered into a Settlement Agreement with Comerica Bank.  Pursuant to the Settlement Agreement, the parties settled their claims and agreed to dismiss the outstanding lawsuit between the parties.  Additionally, the Company provided Comerica a release against various claims and causes of actions associated with the Comerica credit facility and Comerica’s actions in connection therewith.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Commission on April 16, 2013, except as provided below, and investors are encouraged to review such risk factors and the risk factors below prior to making an investment in the Company.

The Outstanding Warrants Held By MNH And Its Assignee Include Certain Covenants And Requirements Which May Have An Adverse Effect On Our Liquidity And Ability To Raise Funds In The Future.

The outstanding Warrants to purchase 20 million shares of our common stock at an exercise price of $0.05 per share which are held by MNH and its assignee contain various restrictive covenants and other requirements.  For example, the exercise price of the Warrants is subject to anti-dilution protection in the event the Company issues or is deemed to issue any shares for a price per share of less than the then applicable exercise price of the Warrants, subject to certain limited exceptions including securities (i) issued in a bona fide public offering pursuant to a firm commitment underwriting, (ii) issued in connection with an acquisition of a business or technology, including the financing thereof, that is approved by the Company’s Board of Directors, (iii) issued pursuant to a transaction with a vendor, including equipment lease providers, if such transaction is approved by the Company’s Board of Directors; (iv) issued upon exercise of the Company’s convertible securities that are outstanding as of the grant date of the Warrants (other than the Series B Preferred Stock), or (v) granted to the Company’s officers, directors, consultants (in a manner consistent with past practice) and employees as approved by the Company’s Board of Directors under a plan or plans adopted by the Company’s Board of Directors that are in effect as of the date of the Warrants.  Additionally, the shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to a put option (the “Put”) pursuant to which the Company is required to purchase any or all of the Warrant Shares, at the option of the holder, for a total of $2 million ($0.10 per Warrant Share), pro-rated for any portion thereof (the “Put Price”) at any time and after the earliest of (1) the date of prepayment in full of the Amended Loan; (2) the date of MNH’s acceleration of the amount due under the Amended Note upon an event of default, (3) November 19, 2015, or (4) the date that a Fundamental Transaction (as defined in the Warrants) occurs, including a change in control, certain mergers and similar transactions (as described in greater detail in the Warrants).  Due to the above covenants and restrictions, we may be unable to raise funds in the future without triggering the anti-dilutive protection of the Warrants.  Additionally, we may not have sufficient funds available to pay the Put Price if the holders exercise their Put rights.  In the event we do not have available funds to pay the Put Price and cannot raise funds, MNH can declare an event of default and take action to enforce their security interest over our assets.  Such inability to pay the Put Price or our inability to issue shares below the applicable exercise price of the Warrants, as well as other restrictions in the Warrants, could have a material adverse effect on our liquidly, results of operations and could force us to curtail or abandon our operations, causing any investment in the Company to become worthless.

We Are Required to Immediately Repay Any Amounts Borrowed Under the Amended Note Over the Amount of the Borrowing Base.

The Amended Note provides that we are required to repay immediately, any amount of the note that exceeds the lesser of (a) the sum of (A) sixty percent (60%) of then-current receivables under eligible leases provided as collateral for the note,  plus (B) sixty percent (60%) of the residual value at lease-end of the underlying motor vehicles then leased under eligible leases, plus (C) sixty percent (60%) of the National Automobile Dealers Association (NADA) loan value (the “NADA Loan Value”) of all motor vehicles which we own that are not under leases, which we have not leased within 120 days and which MNH has a first priority lien in connection with (not to exceed $850,000)(“Eligible Owned Vehicles”); and (b) the sum of (A) seventy percent (70%) of the then-current NADA Loan Value for the underlying motor vehicles on the eligible leases, plus (B) sixty percent (60%) of the NADA Loan Value of Eligible Owned Vehicles (not to exceed $850,000)(collectively, the “Borrowing Base”).  MNH agreed to a temporary increase in the Borrowing Base for ninety days following the closing to enable the Company to satisfy certain of its outstanding liabilities and repay certain other of its debts.  In the event we are required to repay any amount of the Amended Note at any time because the amount of such note exceeds the Borrowing Base, we may have to borrow additional funds which may not be available on favorable terms, if at all, or we may be forced to liquidate our inventory at a loss.  In the event we are unable to pay any amount in excess of the Borrowing Base, MNH can declare a default and enforce their security interest, which could have a material adverse effect on our operations and cause the value of our securities to decline in value.

Our Working Capital Will Be Limited As A Result Of The Terms And Conditions Of The Amended Note And We May Not Have Enough Funds To Repay Such Amended Note.

In addition to the monthly interest due on the Amended Note (the terms of which is described above under “Part 1 – Financial Information” – “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Recent Transaction”), and our requirement to immediately repay any amount of the Amended Note which exceeds the Borrowing Base, described above, the principal amount of the Amended Note is payable in eighteen (18) consecutive monthly installments of principal in the amount of two hundred fifty eight thousand three hundred thirty three dollars ($258,333), commencing on May 12, 2014, with a balloon payment equal to the remaining amount of the note due on November 19, 2015.  We may not have sufficient available cash on hand to pay the required principal payments and may not be able to repay or refinance the Amended Note when it comes due.  Additionally, in connection with the Loan Agreement and the transactions contemplated therein, we agreed to pay MNH a collateral monitoring fee of 1/12th of one percent of the balance of the Amended Note per month during the term of the note, as well as certain other expenses described in greater detail in the Amended Note. Finally, we are required to pay any funds received upon the sale of any motor vehicles to MNH as a prepayment of the Amended Note.  As a result of the above, the cash we have available for working capital will be severely limited, we may be forced to borrow additional funding in the future, which may not be available on favorable terms, if all, and our revenues, results of operations and ability to acquire new leases may be limited in the future.

We do not currently have any commitments of additional capital from third parties or from our sole officer and director or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we choose to raise additional capital through the sale of debt or equity securities, such sales may cause substantial dilution to our existing shareholders and/or trigger the anti-dilution protection of the Warrants.  If we are not able to obtain additional funding to repay the Amended Loan and our other outstanding notes payable and debt facilities, we may be forced to abandon or curtail our business plan, which may cause any investment in the Company to become worthless.  Our independent auditor has expressed substantial doubt regarding our ability to continue as a going concern.  If we are unable to continue as a going concern, we may be forced to file for bankruptcy protection, may be forced to cease our filings with the Securities and Exchange Commission, and the value of our securities may decline in value or become worthless.

The Repayment of the Amended Note Is Secured By A Security Interest In All Of Our Assets.

The repayment of the Amended Note is secured by a security interest in all of our assets, the assignment of all of our outstanding leases, and the securities of Mint Texas and Mint South. The Amended Note is also personally guaranteed by Jerry Parish, our sole director and Chief Executive Officer.  If we default in the repayment of the Amended Note or the Loan Agreement and/or any of the terms and conditions thereof MNH may enforce its security interest over our assets which secure the repayment of such note, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

The Exercise Of Outstanding Warrants May Cause Significant Dilution To Existing Shareholders.

The Company granted MNH and its assignee warrants to purchase up to an aggregate of 20 million shares of the Company’s common stock, which have a term of seven years and an exercise price of $0.05 per share as additional consideration for entering into the Loan Agreement and pursuant to a Securities Issuance Agreement.  The Warrants include cashless exercise rights.  The exercise of the Warrants may cause significant dilution to existing shareholders.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective November 19, 2013, we entered into the Amended Loan with MNH, described above under “Part 1 – Financial Information” – “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Recent Transaction”.  Effective on the same date, and in connection with the Loan Agreement, we granted MNH and its assignee, seven year Warrants to purchase 20 million shares of our common stock at an exercise price of $0.05 per share.

The grants described above were exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended since the foregoing grants did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were “accredited investors”.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Prior to our entry into the Loan Agreement and Amended Loan, described above under “Part 1 – Financial Information” – “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Recent Transaction”, we were in default of our obligations and outstanding credit facility with Comerica Bank.  As a result of the Amended Loan, the credit facility with Comerica Bank was restructured and all defaults under such credit facility were waived and forgiven.  Also on November 19, 2013, we, Jerry Parish, our sole officer and director and prior guarantor of the Comerica debt and Victor Garcia, a significant shareholder of the Company and prior guarantor of the Comerica debt, entered into a Settlement Agreement with Comerica Bank.  Pursuant to the Settlement Agreement, the parties settled their claims and agreed to dismiss the outstanding lawsuit between the parties.  Additionally, the Company provided Comerica a release against various claims and causes of actions associated with the Comerica credit facility and Comerica’s actions in connection therewith.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

The information set forth above under (a) “Part 1 – Financial Information” – “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” - “Recent Transaction” and (b) “Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds”, are incorporated by reference in their entirety into Item 5. Other Information.

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

DATED: November 19, 2013
By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer and Chief Financial Officer,
Secretary and President
(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(2)	Amended and Restated Articles of Incorporation
3.2(2)	Amended and Restated Bylaws
3.3(3)	Amendment to the Bylaws of the Company
4.1(1)	Incentive Stock Option for 2,000,000 shares
4.2(1)	Designation of Series B Convertible Preferred Stock
4.3(2)	2008 Directors, Officers, Employees and Consultants Stock Option, Stock Warrant and Stock Award Plan
4.4*	Common Stock Purchase Warrant (November 19, 2013) Raven Asset-Based Opportunity Fund I, L.P. (16,140,000 shares)
4.5*	Common Stock Purchase Warrant (November 19, 2013) MNH Management LLC (3,860,000 shares)
10.1(1)
Agreement and Plan of Reorganization among Legacy Communications Corporation, The Mint Leasing, Inc., a Texas corporation, and the shareholders of the Mint Leasing, Inc., dated July 18, 2008 (without Exhibits).

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Modification, Renewal and Extension Agreement with Sterling Bank
10.6(5)	Modification Agreement with Sterling Bank
10.7(5)	Third Renewal, Extension and Modification Agreement with Moody Bank
10.8(6)	Securities Purchase Agreement
10.9(6)	Convertible Promissory Note
10.10(6)	First Amendment to Employment Agreement with Jerry Parish
10.11(7)	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises, Inc.
10.12(8)	Fourth Renewal, Extension and Modification Agreement with Moody Bank
10.13(8)	March 2012 Extension Agreement with Comerica Bank
10.14(9)	$100,000 Promissory Note with Pamela Kimmel (December 6, 2011)
10.15(9)	$100,000 Promissory Note with Pablo J. Olivarez (November 28, 2011)
10.16(9)	$220,000 Promissory Note with Sambrand Interests, LLC (February 2, 2012)
10.17(9)	$250,000 Promissory Note with Sambrand Interests, LLC
10.18(9)	Form of Company Dealer Agreement
10.19(9)	Second Amendment to Employment Agreement
10.20(10)	Fifth Renewal, Extension and Modification Agreement with Moody Bank (March 2013)
10.21(10)	$320,000 Promissory Note with Sambrand Interests, LLC (February 2013)
10.22*	Settlement Agreement between Comerica Bank, the Company, Jerry Parish, and Victor M. Garcia (November 19, 2013)
10.23*	Amended and Restated Loan and Security Agreement - the Company, The Mint Leasing, Inc. (Texas), The Mint Leasing South, Inc. (Texas) and MNH Management, LLC (November 19, 2013)
10.24*	Amended and Restated Secured Promissory Note (Term Loan) - In Favor of MNH Management, LLC (November 19, 2013)
10.25*	Personal Guaranty of Jerry Parish (November 19, 2013)
10.26*	Collateral Assignment of Leases (November 19, 2013)
10.27*	Pledge and Security Agreement (November 19, 2013)
10.28*	Securities Issuance Agreement (November 19, 2013)
14.1(10)	Code of Ethics dated July 18, 2008
21.1(10)	Subsidiaries
31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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