Form 10-K
period 2013-12-31
MINT LEASING INC
filed 2014-03-31
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
 Yes [ ] No [X]

The issuer's revenues for the most recent fiscal year ended December 31, 2013 were $6,459,615.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant's common stock on June 30, 2013, was approximately $392,501.

As of March 20, 2014, there were 80,414,980 shares of the registrant’s common stock, $0.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

THE MINT LEASING, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2013
INDEX

Part I

Part II

Part III

Part IV

Item 15.	Exhibits, Financial Statement Schedules	39

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
•          dilution upon exercise of warrants held by our senior lender and a put right associated therewith;
•          observance of covenants as required by our debt facilities;
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
•          reductions in working capital as a result of our obligations to pay our debt facilities;
•          security interests provided to secure the repayment of our debt;
•          the volatile market for our common stock;
•          risks associated with our common stock being a “penny stock”;
•          material weaknesses in our internal controls over financial reporting;
•          the level of competition in our industry and our ability to compete; and
•          other risk factors included under “Risk Factors” in this report.

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

Unless otherwise stated, or the context suggests otherwise, the description of the Company’s business operations below includes the operations of Mint Texas, the Company’s wholly-owned subsidiary and its other subsidiaries.

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

At December 31, 2013, the outstanding balance on the Revolver was $783,049. Additionally, at December 31, 2013, we were in compliance with the covenants required by the Revolver.

In March 2014, Moody agreed to a further extension of the due date of the Revolver to February 1, 2015, with payments of $60,822 due monthly until maturity. While agreed to by the parties, the extension has not been memorialized by a formal agreement as of the date of this filing.

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

The outstanding amount of the Renewal at the time of the parties’ entry into the Modification was $23,704,253, and the Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $110,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning December 10, 2010 and continuing until February 10, 2011, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on March 10, 2011.

The outstanding amount of the Renewal at the time of the parties’ entry into the March 2011 Modification was $22,648,222, and the March 2011 Modification amended the Renewal to reflect such current balance outstanding, and to provide that such outstanding balance would be repaid in monthly installments of $160,000 of principal, plus accrued interest, due on the tenth (10th) of each month beginning April 10, 2011 and continuing until August 10, 2011, with a balloon payment of the remaining amount of the outstanding principal and interest due on such Renewal payable on September 10, 2011. Additionally, each month, we are required to pay Comerica Bank, in addition to the monthly payments, a prepayment of principal equal to the amount of all proceeds from the sale of our vehicles which have not already been paid to Comerica Bank as a result of the monthly payment.

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

The September 2011 Modification did not otherwise materially amend or modify the terms of the Renewal, which evidenced a Secured Note Payable (the "Note Payable"); except that it increased the interest rate of the Note Payable to the prime rate plus 2.5%, compared to the prime rate plus 2% (as was previously provided under the terms of the Note Payable), in each case subject to a floor of 6%.

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

On April 8, 2013, we and Comerica entered into a Settlement, Release, Indemnity and Limited Forbearance Agreement (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, we agreed that the Renewal was in default and Comerica agreed to forbear from taking any action against us to enforce the default until the earlier of 4 p.m. on April 18, 2013, or the date that a default occurred under the Renewal other than in connection with our failure to repay such Renewal. We also paid $500,000 towards the balance of the Renewal on April 5, 2013 and Comerica agreed to accept a discounted settlement payment in full satisfaction of the Renewal in the amount of $12 million due by April 18, 2013, along with legal fees of Comerica’s counsel (the “Settlement Amount”). We also agreed to release Comerica from and to indemnify Comerica against certain claims and causes of action.

We did not repay the Settlement Amount by April 18, 2013 and on June 4, 2013, Comerica filed a lawsuit against us in the 281st Judicial District in Harris County, Texas bearing case number 2013-33154, seeking payment of amounts alleged due by us to Comerica and the enforcement of certain personal guaranties by Jerry Parish, our sole officer and director, and Victor Garcia, a significant shareholder of the Company. Subsequently, on June 28, 2013, we filed an answer to Comerica’s complaint alleging counterclaims against Comerica seeking damages for breach of contract, tortious interference with contract, and conversion. On July 3, 2013, the court granted a temporary injunction against us prohibiting us from, among other things, commingling any income from any collateral held by Comerica and limiting us to $175,000 of normal business expenses per month.

As described below under “Recent Transaction”, on November 19, 2013, we entered into the Loan Agreement with MNH, pursuant to which our outstanding obligations to Comerica were acquired by MNH, Comerica dismissed its lawsuit against us and we entered into an amended loan agreement with MNH. As such, as of December 31, 2013, we did not owe any funds to Comerica and were not in default under any agreements with Comerica.

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

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with Pamela Kimmel in the amount of $142,000, with a maturity date of March 26, 2012. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2013 and December 31, 2012 was $142,000. The note has been extended until December 6, 2014

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2013 and December 31, 2012 was $100,000. The note has been extended until December 28, 2014.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. At maturity, the Promissory Note was increased to $320,000 and the maturity extended to February 25, 2014 and the Company is working on receiving a further extension. The outstanding balance at December 31, 2013 was $320,000.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in May 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. At maturity, the note was renewed and reduced to $150,000 and the maturity extended to May 15, 2014. The outstanding balance at December 31, 2013 was $150,000.

The following table summarizes the credit facilities and promissory notes discussed above for the period ended December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

Credit Facility - Comerica Bank	$-	$19,063,447
Credit Facility - Moody Bank	783,049	1,385,885
Credit facility – MNH	9,300,000	-
Promissory Notes	712,000	712,000
Total notes payable	$10,795,049	$21,161,332

Recent Transaction

On November 19, 2013, we, Mint Texas and The Mint Leasing South, Inc. (“Mint South”), our wholly-owned subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with MNH Management LLC (“MNH”), pursuant to which, among other things, our outstanding obligations to Comerica were acquired by MNH, and the terms of such debt were amended and revised in the form of a new Amended and Restated Secured Term Loan Note (the “Amended Note”). As part of the acquisition of the debt by MNH, Comerica dismissed its lawsuit against us. In connection with the Loan Agreement and the transactions contemplated therein, we paid MNH a fee of $418,500 (4.5% of the Amended Note) at closing and agreed to pay MNH a collateral monitoring fee of 1/12th of one percent of the balance of the Amended Note per month during the term of the Amended Note, as well as certain other expenses described in greater detail in the Amended Note.

The Amended Note has a balance of $9,300,000, accrues interest at the rate of the greater of (i) the sum of (A) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (B) four and three quarters percent (4.75%) per annum, or (ii) eight percent (8%) per annum, which interest is payable each month beginning December 10, 2013. The principal amount of the Amended Note is payable in eighteen (18) consecutive monthly installments of principal in the amount of $258,333, commencing on May 12, 2014, with a balloon payment equal to the remaining amount of the note due on November 19, 2015. The Company can prepay the Amended Note at any time, provided that the Company is required to pay an additional 10% of the amount then outstanding as a prepayment penalty. Upon an event of default under the Amended Note, the interest rate of the Amended Note increases to six percent (6%) above the then applicable interest rate. The Loan Agreement includes customary events of default and positive and negative covenants for facilities of similar nature and size as the Loan Agreement.

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

In conjunction with the extinguishment of the Comerica credit facility, we recognized a one-time gain of $6,708,385 which represents the difference between the removal of the Comerica credit facility of $18,135,374 and the addition of the MNH credit facility of $9,300,000, warrant derivatives issued of $1,883,109 and attorney’s fees of $243,880.

At December 31, 2013, the Amended Note had an outstanding balance of $9,300,000. Additionally, at December 31, 2013, we were in compliance with the covenants required by the Amended Note.

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

Description of Business

Mint Leasing is a company in the business of leasing automobiles and fleet vehicles throughout the United States. We have been in business since May 1999. Over 600 franchise dealers have signed dealer agreements with the Company. Additionally, Mint Leasing has partnerships with more than 600 dealerships within 17 states. However, most of its customers are located in Texas and seven other states in the Southeast, with the majority of the leases originated in 2013 and 2012 with customers in the state of Texas. We generate partnerships with dealerships through the business relationships our Chief Executive Officer and sole director, Jerry Parish, has built over the past 40 years. Lease transactions are also solicited and administered by the Company’s sales force and staff. The Company’s primary marketing and sales strategy is to market to automobile dealers that have established a history of directing customers to the Company.

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

We had a total of approximately 2,000 leases in place as of December 31, 2010; 1,500 in place as of December 31, 2011, 1,700 in place as of December 31, 2012, and 1,100 in place as of December 31, 2013. The Company has chosen to reduce its total leases over the last three years due to the downturn in the economy; provided that the Company has also been limited in the funds available to it for the purchase of vehicles under its lines of credit, as described in greater detail above. We currently have approximately 1,100 cars in our inventory (including vehicles which are being leased). The value of our inventory was $29.7 million as of December 31, 2010; $25.6 million as of December 31, 2011; $22.7 million as of December 31, 2012; and $18.3 million as of December 31, 2013. We generated approximately $830,000 per month in revenues from individually leased vehicles, and $125,000 per month in revenues from fleet leased vehicles and approximately $150,000 per month in revenues from other sources (including the sale of vehicles) during the year ended December 2011. We generated approximately $400,000 per month in revenues from individually leased vehicles, and $420,000 per month in revenues from fleet leased vehicles and approximately $100,000 per month in revenues from other sources (including the sale of vehicles) during the year ended December 2012. We generated approximately $210,000 per month in revenues from individually leased vehicles, and $316,000 per month in revenues from fleet leased vehicles and approximately $12,000 per month in revenues from other sources (including the sale of vehicles) during the year ended December 2013.

As of the filing of this report, we had approximately 1,100 outstanding leases which were in good standing, and approximately 175 leases which are over 60 days delinquent. Historically, leasees have defaulted on approximately 15% of our leases, which vehicles we have been forced to repossess. We turn over all repossessions to licensed repossession companies. We do not repossess any vehicles ourselves.

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

While these customers may also be in a position to demand better terms, thus lowering the gross margin for Mint Leasing, we believe that the risk of default is minimal and the opportunity for cost savings significant. Over the course of 2010 through 2013, this market segment grew to represent over 60% of the total receivables for Mint Leasing. The Company expects to continue to expand this segment over the coming year, while still maintaining its consumer business segment.

The Advantages of Mint Leasing

Mint Leasing offers a different approach to auto financing. Mint Leasing doesn’t rely on Finance Managers and salesmen to verify customers’ applications. Mint Leasing relies on its trained, experienced credit analysts to verify every transaction. Mint Leasing has entered into financial relationships with over 500 dealerships as a premier source for outside financing. Because the agreements with the dealerships have been pre-negotiated, Mint Leasing is able to quickly and efficiently respond to the dealerships and the individual customer’s immediate needs. The Company uses a standard form of Dealer Agreement. The Dealer Agreement requires the Company to pay the dealer within 30 days of the Company’s approval date, the purchase price of any vehicle; requires the dealer to collect all down payments from customers; requires the dealer, within 20 days from the date of purchase, to file all documentation necessary for the Company to have a perfected security interest in the vehicle; and requires the dealer to indemnify the Company against any breach of any provision of the dealer agreement. The Company requires the dealer to execute its form of Dealer Agreement.

As a partner with the dealership, the finance manager/sales consultant at the dealership can enter the application information into the sales office computer while sitting beside the customer. The application is then instantly transmitted to Mint Leasing for approval. Approvals are displayed instantly, allowing the franchise dealer to quickly close the transaction.

Rather than rely on a weighted average credit score of the end customer, Mint Leasing chooses to apply a common sense approach to financing. While the customer’s credit score is taken into account, there is no minimum, or “beacon score” to determine approval. However, Mint Leasing does recognize the inherent risk in lending to non-prime or sub-prime borrowers. Mint Leasing takes into account several factors when considering whether a potential customer’s application will be approved or not, including the individual’s (the percentage next to each criteria is the approximate weight given to each factor); credit score and history (10%); the stability in the customer’s residence (e.g., homeowner or not, how long lived at current address) (30%), job stability (45%), age (5%), and income (10%). Currently approximately 60% of the Company’s leases are fleet leases and 40% are sub-prime and non-prime borrowers.

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

Repossession Rate

The Mint Leasing repossession rate for 2013 and 2012 has been approximately 10% and 12% of total units out on lease, respectively, because of downturns in the economy in 2009 and early 2010 as the repossession rate spiked to approximately 20% during those time periods, but normally runs approximately 12-15% of total units.

Marketing and Advertising

The Company markets its leasing products through its partnerships with dealerships and representatives in such dealerships. The Company also advertises its vehicles on Autotrader.com, ebay.com and on the radio. Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 30, 2013 and 2012 totaled $2,146 and $8,749, respectively.

Competition

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

Dependence on One or a Few Major Customers

Mint Leasing does not depend on a few major customers for its revenues. As stated above, it has partnerships with over 600 franchise dealerships and has over 1,100 current leasing customers.

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

Number of Total Employees and Number of Full-Time Employees

The Company currently employs 15 full-time employees, of which 3 employees are in the Company’s sales department.

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

We Will Need To Obtain Additional Financing To Continue To Execute On Our Business Plan and Continue as a Going Concern.

The availability of financing sources depends, in part, on factors outside of our control, including the availability of bank liquidity in general. The current disruptions in the capital markets have caused banks and other credit providers to restrict availability of new credit facilities and require more collateral and higher pricing upon renewal of existing credit facilities, if such facilities are renewed at all. Accordingly, in order to obtain new financing to refinance our currently outstanding credit and debt facility or to obtain additional credit facilities, we may be required to provide more collateral in the form of finance receivables or cash to support borrowing levels which will affect our financial position, liquidity, and results of operations. In addition, higher pricing would increase our cost of funds and adversely affect our profitability.

We do not currently have any commitments of additional capital from third parties or from our sole officer and director or majority shareholders. We can provide no assurance that additional financing will be available on favorable terms, if at all. If we choose to raise additional capital through the sale of debt or equity securities, such sales may cause substantial dilution to our existing shareholders. If we are not able to extend our credit and debt facilities, obtain new credit facilities or to raise the capital necessary to repay the facilities and our outstanding notes payable, we may be forced to abandon or curtail our business plan, which may cause any investment in the Company to become worthless. If we are unable to continue as a going concern, we may be forced to file for bankruptcy protection, may be forced to cease our filings with the Securities and Exchange Commission, and the value of our securities may decline in value or become worthless.

Our Working Capital Will Be Limited As A Result Of The Terms And Conditions Of The Amended Note And We May Not Have Enough Funds To Repay Such Amended Note.

In addition to the monthly interest due on the Amended Note (the terms of which is described above under “Item 1 Business - “Recent Transaction”), and our requirement to immediately repay any amount of the Amended Note which exceeds the Borrowing Base, described above, the principal amount of the Amended Note is payable in eighteen (18) consecutive monthly installments of principal in the amount of $258,333, commencing on May 12, 2014, with a balloon payment equal to the remaining amount of the note due on November 19, 2015. We may not have sufficient available cash on hand to pay the required principal payments and may not be able to repay or refinance the Amended Note when it comes due. Additionally, in connection with the Loan Agreement and the transactions contemplated therein, we agreed to pay MNH a collateral monitoring fee of 1/12th of one percent of the balance of the Amended Note per month during the term of the note, as well as certain other expenses described in greater detail in the Amended Note. Finally, we are required to pay any funds received upon the sale of any motor vehicles to MNH as a prepayment of the Amended Note. As a result of the above, the cash we have available for working capital will be severely limited, we may be forced to borrow additional funding in the future, which may not be available on favorable terms, if all, and our revenues, results of operations and ability to acquire new leases may be limited in the future.

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

Our Moody Credit Facility Requires Us To Observe Certain Covenants, And Our Failure To Satisfy Such Covenants Could Result In An Event of Default.

Our Moody facility requires the Company to comply with certain affirmative and negative covenants customary for restricted indebtedness, including covenants requiring that: we make timely payments of principal and interest; maintain certain financial ratios; that Jerry Parish, our Chief Executive Officer and sole director maintains at least 50% of the ownership of the Company, and that Jerry Parish continues to serve as the Chief Executive Officer of the Company. At December 31, 2013, the outstanding balance on the Revolver was $783,049. Additionally, at December 31, 2013, we were in compliance with the covenants required by the Revolver.

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

On July 18, 2008, the Company assumed a three year employment agreement between The Mint Leasing, Inc., a Texas corporation and Mr. Parish, originally effective as of July 10, 2008, which has since been extended through July 10, 2017. The employment agreement provides for a salary $675,000 per annum and a bonus payable quarterly equal to 2% of the Company’s “modified EBITDA” (as defined in the employment agreement), as well as a discretionary bonus payable at the option of the Company’s Board of Directors (currently consisting solely of Mr. Parish). During 2013, 2012, 2011 and 2010, Mr. Parish received cash compensation of $315,000, $315,000, $315,000 and $379,995, respectively. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2010, 2011, 2012 and 2013. However, Mr. Parish can require the Company to pay him the full amount due under the employment agreement (i.e., $675,000 per year plus a quarterly bonus of 2% of the Company’s “modified EBITDA”) at any time, at his own discretion, and without notice to the shareholders, subject only to the requirements of the Moody credit facility which requires that his salary remain below $400,000 per year. Additionally, as Mr. Parish is the Company’s sole director, he can unilaterally and without shareholder notice or approval, increase the amount he is paid under this employment agreement at any time. In the event that Mr. Parish was to request to be paid the full amount due pursuant to the terms of his employment agreement, or he was to increase the amount he was due pursuant to the terms of the employment agreement, such increased payments would significantly increase the Company’s quarterly expenses and could materially adversely affect the Company’s results of operations, resulting in a decrease in the value of the Company’s common stock. Additionally, a significant increase in Mr. Parish’s salary could prohibit the Company from paying its liabilities as they come due, decrease the funds the Company has available for working capital, and force the Company to curtail its operations and business plan.

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

The Company has 20,000,000 shares of preferred stock authorized and 185,000 shares of Series A Convertible Preferred Stock and 2,000,000 shares of Series B Convertible Preferred Stock designated. As of the date of this report, the Company has no Series A Convertible Preferred Stock shares issued and outstanding and 2,000,000 Series B Convertible Preferred Stock shares issued and outstanding, which shares are held by the Company’s Chief Executive Officer and sole director, Jerry Parish. The Company’s Series A Convertible Preferred Stock allows the holder to vote 200 votes each on shareholder matters and Series B Convertible Preferred Stock shares allow the holder to vote a number of voting shares equal to the total number of voting shares of the Company’s issued and outstanding stock as of any record date for any shareholder vote plus one additional share. As a result, due to Mr. Parish’s ownership of the Series B Convertible Preferred Stock shares, he has majority control over the Company. Mr. Parish also beneficially owns approximately 54.2% of the Company’s outstanding common stock and 76.8% of the Company’s voting stock.

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

The Company leases an approximately 27,000 square foot facility, which includes 6,000 square feet of office space and certain other adjacent property which it uses an automobile lot from a limited liability corporation that is owned by the Company’s sole officer and director, Jerry Parish and Victor Garcia, a significant shareholder, at the rate of $15,000 per month. The lease was renewed for a term of one year on July 31, 2013 and 2012. The Company also has the right to two additional one year extensions. Any extensions under the lease shall be at a monthly rental cost mutually agreeable by the parties. The payment of the rental costs due under the lease is secured by a lien on all of the Company's goods and personal property located within the leased premises. Because of the fact that the entity which leases the property to the Company is partially owned by Mr. Parish, our sole officer and director, it is possible that if Mr. Parish were to resign as an officer and/or director of the Company, he could choose not to renew the lease arrangement and we could be forced to find an alternative location for our operations and automobiles. Such alternative lease location may be a higher monthly cost than our current lease arrangement and as such, our expenses could increase, creating a materially adverse effect on our results of operations and consequently, the value of our securities.

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

Mr. Parish, our sole officer and director, makes decisions such as the approval of related party transactions, the compensation of executive officers (provided that Mr. Parish currently serves as our sole officer), and the oversight of the accounting function. Additionally, because we only have one executive officer, there may be limited segregation of executive duties, and thus, there may not be effective disclosure and accounting controls. In addition, Mr. Parish will exercise full control over all matters that require the approval of the Board of Directors, as he currently serves as the sole director of the Company. Accordingly, the inherent controls that arise from the segregation of executive duties and review and/or approval of those duties by the Board of Directors may not prevail. We have not adopted formal policies and procedures for the review, approval or ratification of transactions with our executive officers, directors and significant shareholders (provided that Mr. Parish currently serves as our sole officer and director). As such, the Company’s lease agreement with a partnership, which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia), the Company’s notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by Mr. Parish and Mr. Garcia, the Company’s employment agreement with Mr. Parish and the amounts previously paid to Mr. Garcia in consideration for consulting services rendered (each as described in greater detail below under “Certain Relationships and Related Transactions, and Director Independence”), were only approved by Mr. Parish as the Company’s sole director, without Mr. Parish undertaking any formal review of those transactions.

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

We reported material weaknesses in the effectiveness of our internal controls over financial reporting related to the lack of segregation of duties and the need for a stronger internal control environment. In addition, we concluded that our disclosure controls and procedures were ineffective and that material weaknesses existed in connection with such internal controls. Specifically, we identified the following two material weaknesses in our internal control over financial reporting at the end of each period from December 31, 2007 through December 31, 2013:

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

On February 23, 2011, we were automatically delisted from the OTC Bulletin Board due to the fact that no market maker quoted our common stock on the OTC Bulletin Board for a period of four or more days; provided that our common stock was re-quoted on the OTCBB on April 27, 2011. Subsequently on July 23, 2012, our common stock was again automatically delisted from the OTCBB due to the fact that no market maker quoted our common stock on the OTC Bulletin Board for a period of four or more days; provided that our common stock was re-quoted on the OTCBB on December 12, 2013.
Because our common stock is traded on the OTCBB and OTCQB, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to the actual value of the Company, and not reflect the actual value of our common stock. Additionally, the value of our common stock could be adversely impacted by the fact that our common stock has previously been delisted from the OTCBB and/or negative perceptions relating to such delistings. Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

Because We Are A Small Company, The Requirements Of Being A Public Company, Including Compliance With The Reporting Requirements Of The Exchange Act And The Requirements Of The Sarbanes-Oxley Act And The Dodd-Frank Act, May Strain Our Resources, Increase Our Costs And Distract Management, And We May Be Unable To Comply With These Requirements In A Timely Or Cost-Effective Manner.

As a public company with listed equity securities, we must comply with the federal securities laws, rules and regulations, including certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act and the Dodd-Frank Act, related rules and regulations of the SEC, with which a private company is not required to comply. Complying with these laws, rules and regulations will occupy a significant amount of time of our sole director and management and will significantly increase our costs and expenses, which we cannot estimate accurately at this time. Among other things, we must:

●
establish and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

●	maintain various internal compliance and disclosures policies, such as those relating to disclosure controls and procedures and insider trading in our common stock;

●	involve and retain to a greater degree outside counsel and accountants in the above activities;

●	maintain a comprehensive internal audit function; and

●	maintain an investor relations function.

In addition, being a public company subject to these rules and regulations may require us to accept less director and officer liability insurance coverage than we desire or to incur substantial costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors.

Because We Are Not Subject To Compliance With Rules Requiring The Adoption Of Certain Corporate Governance Measures, Our Stockholders Have Limited Protections Against Interested Director Transactions, Conflicts Of Interest And Similar Matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because we do not have independent directors, we do not currently have independent audit or compensation committees. As a result, our sole director has the ability to, among other things, determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

ITEM 2. PROPERTIES

The Company leases an approximately 27,000 square foot facility, which includes 6,000 square feet of office space and certain other adjacent property which it uses an automobile lot from a limited liability corporation that is owned by the Company’s sole officer and director, Jerry Parish and Victor Garcia, a significant shareholder. Beginning in September 2010, the Company and the lessor agreed to reduce the monthly rent from $20,000 (which was the amount originally required under the terms of the lease) to $15,000 per month for the balance of the lease term. The lease was renewed for additional one year terms on July 31, 2013 and 2012, at a monthly rental rate of $15,000 per month. The Company also has the right to two additional one year extensions. Any extensions under the lease shall be at a monthly rental cost mutually agreeable by the parties. The payment of the rental costs due under the lease is secured by a lien on all of the Company's goods and personal property located within the leased premises. Rent expense under the lease amounted to $180,000 and $180,000 for the years ended December 31, 2013 and 2012, respectively.

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

On November 19, 2013, we entered into the Amended and Restated Loan and Security Agreement with MNH (described in greater detail above under "Part I" - "Item 1. Business" - “Recent Transaction”), pursuant to which, among other things, our outstanding obligations to Comerica were acquired by MNH and evidenced by a new Amended and Restated Secured Term Loan Note with a reduced balance.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The common stock of The Mint Leasing, Inc. commenced trading on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “LGCC” on August 14, 2006. Effective July 21, 2008, we changed our name and the trading symbol became “MLES”. On February 23, 2011, we were automatically delisted from the OTC Bulletin Board due to the fact that no market maker quoted our common stock on the OTC Bulletin Board for a period of four or more days; provided that our common stock was re-quoted on the OTCBB on April 27, 2011. Subsequently on July 23, 2012, our common stock was again automatically delisted from the OTCBB due to the fact that no market maker quoted our common stock on the OTC Bulletin Board for a period of four or more days; provided that our common stock was re-quoted on the OTCBB on December 12, 2013.

The following table sets forth the high and low trading prices of one (1) share of our common stock for each fiscal quarter over the past two fiscal years. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW
December 31, 2013	$0.100	$0.010
September 30, 2013	$0.075	$0.010
June 30, 2013	$0.075	$0.075
March 31, 2013	$0.095	$0.011

December 31, 2012	$0.150	$0.005
September 30, 2012	$0.050	$0.020
June 30, 2012	$0.100	$0.050
March 31, 2012	$0.120	$0.040

As of March 15, 2014, we had 80,414,980 shares of common stock issued and outstanding held by approximately 60 shareholders of record, no shares of Series A Convertible Preferred Stock issued and outstanding and 2,000,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

The following table provides information as of December 31, 2013 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective November 19, 2013, we entered into the Amended Loan with MNH, described above under "Part I" - "Item 1. Business" - “Recent Transaction”. Effective on the same date, and in connection with the Loan Agreement, we granted MNH and its assignee, seven year Warrants to purchase 20 million shares of our common stock at an exercise price of $0.05 per share.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of the common stock and warrants it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

The fair value of the derivatives is estimated using a Monte Carlo simulation model. The model utilizes a series of inputs and assumptions to arrive at a fair value at the date of inception and each reporting period. Some of the key assumptions include the likelihood of future financing, stock price volatility, and discount rates.

See Note 8 to the financial statements included herewith for detailed information on the Company’s derivative liabilities.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the 2014 fiscal year, we plan to continue investigating opportunities to support our long-term growth initiatives. We are exploring opportunities to increase the Company’s capital base through institutional or bank funding, the issuance by the Company of additional common or preferred stock and/or the issuance of convertible debt, which may not be available on favorable terms if at all. The Company has also historically engaged various consultants from time to time in an effort to help facilitate the Company’s ability to raise funding. Without access to additional capital in the form of debt or equity, the Company’s ability to add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio, after paying its debt servicing costs. While the cash flow from its current lease portfolio is sufficient to service the Company’s debts and expenses (assuming the continued renewal/extension of its outstanding credit facilities described above), it may not generate sufficient excess cash to allow the Company to enter into enough new leases to generate a profit.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013, COMPARED TO THE YEAR ENDED DECEMBER 31, 2012

For the year ended December 31, 2013, total revenues were $6,459,615, compared to $9,973,759 for the year ended December 31, 2012, a decrease in total revenues of $3,514,144 or 35% from the prior period. For the year ended December 31, 2012, revenues from sales-type leases, net, decreased $2,039,725 or 29% to $5,073,075 for the year ended December 31, 2013, from $7,112,800 for the year ended December 31, 2012. Revenues from amortization of unearned income related to sales-type leases decreased $1,474,419 or 52% to $1,386,540 for the year ended December 31, 2013, from $2,860,959 for the year ended December 31, 2012.

The decrease in revenues from sales-type leases, net, was primarily due to the Company’s inability to obtain new financing during the year ended December 31, 2013. Although the Company was unable to borrow any funds under the Comerica Bank facility (which was refinanced in November 2013 as described above under “Business” - “Recent Transaction”) or the Moody Bank facility (described in greater detail above under “Business” – “Moody Bank Facility” and “Business” – “Comerica Bank Credit Facility”) during 2013, the slightly lower principal payments and lower interest payments gave the Company the ability to deploy cash to purchase some additional vehicles. The Company believes that if it had access to additional capital during the year ended December 31, 2013, its revenues would have been even higher.

Cost of Sales-type leases decreased $850,395 or 21% to $3,120,663 for the year ended December 31, 2013, compared to $3,971,058 for the year ended December 31, 2012. Cost of sales-type leases decreased as a result of fewer new leases as well as lower costs incurred purchasing vehicles for the year ended December 31, 2013, compared to the year ended December 31, 2012. The costs of vehicles decreased due to the Company’s ability to negotiate better terms with the car dealers since the Company’s increased emphasis on fleet leases meant that the Company could buy several vehicles at a time rather than a single vehicle. The emphasis on fleet leasing also led to purchases of somewhat less expensive vehicles for the new leases.

Repossession and cancelled lease expense increased by $672,540 or 29% to $2,980,762 for the year ended December 31, 2013, compared to $2,308,222 for the year ended December 31, 2012.  This increase in costs associated with early lease terminations and repossessions of vehicles is the result of a larger number of early lease terminations in 2013 compared to the prior year.

Gross profit decreased $3,336,289 or 90% to a gross profit of $358,190 for the year ended December 31, 2013 compared to a gross profit of $3,694,479 for the year ended December 31, 2012.  Gross profit decreased as a result of the decrease in revenues and the increase in costs associated with early lease terminations discussed above.

Gross profit as a percentage of revenues was 6% for the year ended December 31, 2013 compared to 37% for the year ended December 31, 2012.  As stated above, the decreases in the gross profit both in actual dollars and as a percentage of revenues, are primarily attributable to higher costs associated with early lease terminations and repossessions.

General and administrative expenses were $2,461,913 and $2,350,827 for the years ended December 31, 2013 and December 31, 2012, respectively, resulting in an increase of $111,086 or 5% from the prior period.  The increase in general and administrative expense was primarily the result of legal, accounting and consulting fees associated with renewals of existing debt facilities and locating potential new funding sources in 2013.

Other income, primarily gain on debt refinance partly offset by interest expense, was $5,328,937 was for the year ended December 31, 2013 and other expense, primarily interest expense, was $1,582,621 for the year ended December 31, 2012. The main reason for the $6,911,385 or 437% change was due to the refinance of the Comerica debt and the resulting gain recognized as described elsewhere in this filing. Specifically, we recognized a one-time gain on the refinance of the Comerica debt facility of $6,708,385, which represents the difference between the removal of the Comerica credit facility of $18,135,374 and the addition of the MNH credit facility of $9,300,000, warrant derivatives issued of $1,883,109 and attorney’s fees of $243,880.

There was no income tax expense for either the year ended December 31, 2013 or the year ended December 31, 2012.

The Company had net income of $3,225,214 for the year ended December 31, 2013, compared to a net loss of $238,969 for the year ended December 31, 2012, an improvement of $3,464,183 from the prior period.  The improvement in net income during 2013 was the cumulative effect of the decrease in revenues from sales-type leases; the decrease in cost of sales-type leases; a decrease in revenues from the amortization of unearned income; an increase in cost of revenues associated with repossessions and cancelled leases, an increase in general and administrative expenses; and an increase in other expense, provided that without the one-time gain on the refinance of the Comerica debt facility in the amount of $6,708,385, the Company would have had a net loss for the year ended December 31, 2013 of $3,483,171.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $19,085,590 as of December 31, 2013, which included cash of $322,795, investment in sales-type leases, net, of $18,252,772, vehicle inventory of $499,963, property and equipment, net, of $5,431, and other assets of $4,629.

We had total liabilities as of December 31, 2013 of $15,074,750 which included $1,135,000 of accounts payable and accrued liabilities, credit facilities of $10,795,049, relating to amounts owed to Comerica, MNH and various third parties (described in greater detail above under “Business” – “Moody Bank Facility”, “Business” – “Third Party Promissory Notes” and “Business” - “Recent Transaction”), $1,211,200 of notes payable to related parties as described below, and derivative liabilities associated with Warrants granted in connection with the MNH Amended Note of $1,933,501 (described in greater detail above under footnote 8 of the financial statements attached hereto).

The Company had notes and advances payable to Jerry Parish, Victor Garcia and an affiliate of $1,211,200 and $1,311,564 as of December 31, 2013 and December 31, 2012, respectively. These notes and advances payable are non-interest bearing and subordinated to the credit facilities with the banks. The Company imputed interest on these note payables at a rate of 8.75% per year. Interest expense of $37,308, and $37,830 was recorded as contributed capital for the years ended December 31, 2013 and 2012, respectively.

We generated $1,128,378 in cash from operating activities for the year ended December 31, 2013, which was mainly from net income of $3,225,214, collections and reductions of net investment in sales-type leases of $4,168,692 and an increase in accounts payable and accrued expenses of $357,374.  An item negatively impacting the cash provided by operations for the year ended December 31, 2013 was an increase in vehicle inventory of $20,129. Additionally, non-cash items that had a positive impact on the cash provided from operating activities included depreciation of $21,752, bad debt expense of $240,040, imputed interest of $37,308, and loss on derivatives of $50,392. A non-cash charge for the period that negatively impacted on the cash provided by operating activities was the gain on debt refinance of 6,952,265.

We did not use any cash in investing activities for the year ended December 31, 2013.

We had $1,700,377 of net cash used in financing activities for the year ended December 31, 2013, which was due to $1,700,013 of payments on credit facilities and notes payable and $255,364 of payments on related party notes, offset by $155,000 of shareholder and related party loans, and $100,000 of new debt financing.

We believe that the Company has adequate cash flow being generated from its investment in sales-type leases and inventories to meet its financial obligations to the lenders in an orderly manner, provided we are able to continue to renew or refinance the current credit facilities and the outstanding balances are amortized over a four to five year period. The Company has historically been able to negotiate such renewals with its lenders. However, there is no assurance that the Company will be able to negotiate such renewals in the future on terms that will be acceptable to the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE MINT LEASING, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Mint Leasing, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of The Mint Leasing, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders' equity and cash flows for the twelve month periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Mint Leasing, Inc. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 31, 2014

The Mint Leasing, Inc.
Consolidated Balance Sheets
December 31, 2013 and 2012

ASSETS	2013	2012

Cash and cash equivalents	$322,795	$894,794
Investment in sales-type leases, net of allowance of $445,214 and $305,174, respectively	18,252,772	22,661,504
Vehicle inventory	499,963	479,834
Property and equipment, net	5,431	27,183
Other assets	4,629	4,629
TOTAL ASSETS	$19,085,590	$24,067,944

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$1,135,000	$846,730
Credit facilities	10,795,049	21,161,332
Notes payable to related parties	1,211,200	1,311,564
Derivative Liability	1,933,501	-
TOTAL LIABILITIES	15,074,750	23,319,626

STOCKHOLDERS' EQUITY
Preferred stock Series A, 18,000,000 shares authorized at $0.001 par value, 0 and 0 shares outstanding, respectively	-	-
Preferred stock Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 and 2,000,000 shares outstanding, respectively	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 80,414,980 and 82,414,980 shares issued and outstanding, respectively	80,415	82,415
Additional paid in capital	9,525,055	9,485,747
Retained (deficit)	(5,596,630)	(8,821,844)
TOTAL STOCKHOLDERS’ EQUITY	4,010,840	748,318
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,085,590	$24,067,944

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
Consolidated Statements of Operations For the Years Ended December 31, 2013 and 2012

	2013	2012
REVENUES
Sales-type leases, net	$5,073,075	$7,112,800
Amortization of unearned income related to sales-type leases	1,386,540	2,860,959
Total Revenues	6,459,615	9,973,759

COST OF REVENUES
Cost of sales-type leases	3,120,663	3,971,058
Repossession and cancelled lease expense	2,980,762	2,308,222
Total Cost of Revenues	6,101,425	6,279,280

GROSS PROFIT	358,190	3,694,479

GENERAL AND ADMINISTRATIVE EXPENSE	2,461,913	2,350,827

PROFIT (LOSS) BEFORE OTHER INCOME (EXPENSE) FROM CONTINUING OPERATIONS	(2,103,723)	1,343,652

OTHER INCOME (EXPENSE)
Other Income	224,468	28,742
Gain on Debt Refinance	6,708,385	-
Loss on Derivatives	(50,392)	-
Interest expense	(1,553,524)	(1,611,363)
Total Other Income (Expense)	5,328,937	(1,582,621)

INCOME (LOSS) BEFORE INCOME TAX	3,225,214	(238,969)

Income Tax Expense	-	-

NET INCOME (LOSS)	$3,225,214	$(238,969)

Basic average shares outstanding	80,842,377	82,389,409
Basic Earnings Per Share	$0.04	$(0.00)
Diluted average shares outstanding	82,241,880	82,389,409
Diluted Earnings Per Share	$0.04	$(0.00)

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2013 and 2012
	Preferred Series A		Preferred Series B		Common Stock		Additional Paid In	Retained Earnings	Total Equity
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	(Deficit)	Stockholders'

Balance, December 31, 2011	-	$-	2,000,000	$2,000	82,224,504	$82,225	$9,438,107	$(8,582,875)	$939,457

Imputed interest on related party Notes	-	-	-	-	-	-	37,830	-	37,830
Shares issued for note conversion	-	-	-	-	190,476	190	9,810	-	10,000
Net loss	-	-	-	-	-	-	-	(238,969)	(238,969)
Balance, December 31, 2012	-	$-	2,000,000	$2,000	82,414,980	$82,415	$9,485,747	$(8,821,844)	$748,318

Imputed interest on related party Notes	-	-	-	-	-	-	37,308	-	37,308
Shares cancelled	-	-	-	-	(2,000,000)	(2,000)	2,000	-	-
Net Income	-	-	-	-	-	-	-	3,225,214	3,225,214
Balance, December 31, 2013	-	$-	2,000,000	$2,000	80,414,980	$80,415	$9,525,055	$(5,596,630)	$4,010,840

The Mint Leasing, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$3,225,214	$(238,969)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	21,752	10,461
Bad debt	240,040	(159,875)
Gain on debt refinance	(6,952,265)	-
Debt discount amortization	-	20,017
Imputed interest	37,308	37,830
Loss on derivative	50,392	-
Change in operating assets and liabilities:
Net investment in sales-type leases	4,168,692	2,531,466
Inventory	(20,129)	(91,634)
Prepaid expenses and other assets	-	(4,250)
Accounts payable and accrued expenses	357,374	413,798
Net Cash provided by Operating Activities	1,128,378	2,518,844

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(2,566)
Net Cash used by Investing Activities	-	(2,566)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Credit Facilities and Notes Payable	(1,700,013)	(2,656,844)
Proceeds from Notes Payable	100,000	470,000
J Proceeds from Notes to Related Parties	155,000	775,000
Payments on Notes from Related Parties	(255,364)	(361,436)
Net Cash used in Financing Activities	(1,700,377)	(1,773,280)

INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	(571,999)	742,998

CASH and CASH EQUIVALENTS, AT BEGINNING OF PERIOD	894,794	151,796

C CASH and CASH EQUIVALENTS, AT END OF PERIOD	$322,795	$894,794

Cash paid for interest	$1,516,216	$1,586,170
Cash paid for taxes	$-	$-

Supplemental disclosure of cash flow information
Cancellation of shares of common stock	$2,000	$-
Note Discount – Asher	$-	$10,000

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
Notes to Consolidated Financial Statements

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

C. Revenue recognition

The Company’s customers typically finance vehicles over periods ranging from three to nine years. These financing agreements are classified as either operating or sales type leases as prescribed by the Financial Accounting Standards Board (“FASB”). Revenues representing the capitalized costs of the vehicles are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term. For the years ended December 31, 2013 and 2012, amortization of unearned income totaled $1,386,540 and $2,860,959, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D. Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s). Vehicles that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue. Total cost of sales was $6,101,425 and $6,279,280 for the years ending December 31, 2013 and 2012, respectively.

E. Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents in the accompanying balance sheets. At December 31, 2013 and December 31, 2012, the Company had cash of $322,795 and $894,794, respectively. The Company had no cash equivalents at December 31, 2013 and December 31, 2012.

At December 31, 2013 and December 31, 2012, the Company had no deposits that exceeded FDIC insurance coverage limits.

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

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2013 and 2012 totaled $2,146 and $8,749, respectively.

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

We adopted the provisions of the FASB’s guidance related to accounting for uncertainty as to income tax positions on January 1, 2008. As of December 31, 2013 and December 31, 2012, we had no liabilities included on the consolidated balance sheets associated with uncertain tax positions. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

N. Net Income (Loss) Per Common Share Data

Basic net income (loss) per common share, or earnings per share ("EPS"), is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting outstanding shares, assuming any dilutive effects of options and common stock warrants calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants.

	Years Ended
	December 31,
	2013	2012
Net income (loss)	$3,225,214	$(238,969)

Net income (loss) per common share:
Basic	$0.04	$(0.00)
Diluted	$0.04	$(0.00)

Weighted average number of common shares outstanding:
Basic	80,842,377	82,389,409
Diluted	82,241,880	82,389,409

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	December 31,
	2013	2012
Warrants	300,000	300,000
Stock options	2,000,000	2,000,000
Total	2,300,000	2,300,000

O. Preferred Stock Rights and Privileges

We have a total of 20,000,000 shares of preferred stock (the “Preferred Stock”) authorized. The rights and privileges of the Preferred Stock are detailed as follows:

Series A Convertible Preferred Stock

As of December 31, 2013 and December 31, 2012, we had 185,000 shares of Series A Convertible Preferred Stock designated and 0 shares issued and outstanding.

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

Series B Convertible Preferred Stock

As of December 31, 2013 and December 31, 2012, we had 2,000,000 shares of Series B Convertible Preferred Stock designated, authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

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

Q. Effect of New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carry-forwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial position or results of operations.

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

S. Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks.

The Company reviews the terms of the common stock and warrants it issues to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

The fair value of the derivatives is estimated using a Monte Carlo simulation model. The model utilizes a series of inputs and assumptions to arrive at a fair value at the date of inception and each reporting period. Some of the key assumptions include the likelihood of future financing, stock price volatility, and discount rates.

See Note 8 for detailed information on the Company’s derivative liabilities.

NOTE 3 –NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2014. Following is a summary of the components of the Company’s net investment in sales-type leases at December 31, 2013 and 2012:

	As of	As of
	December 31, 2013	December 31, 2012

Total Minimum Lease Payments to be Received	$13,104,749	$16,222,484
Residual Values	9,526,069	12,209,373
Lease Carrying Value	22,630,818	28,431,857
Less: Allowance for Uncollectible Amounts	(445,214)	(305,174)
Less: Unearned Income	(3,932,832)	(5,465,179)
Net Investment in Sales-Type Leases	$18,252,772	$22,661,504

NOTE 4 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Cost and accumulated depreciation of equipment and leasehold improvements as of December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013	December 31, 2012
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	182,139	182,139
Total	286,100	286,100
Less: Accumulated Depreciation	(280,669)	(258,917)
Net Property and Equipment	$5,431	$27,183

Depreciation expense charged to operations was $21,752 and $10,461 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5– CREDIT FACILITIES

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

On March 26, 2013 and effective March 1, 2013, Moody Bank agreed to enter into a Fifth Renewal, Extension and Modification Agreement (the “Fifth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2014 and we agreed to pay monthly payments of principal and interest under the Revolver of $62,500 per month (beginning April 1, 2013) until maturity. The amount outstanding on the Revolver as of the parties’ entry into the Fifth Renewal was $1,290,463.  Moody Bank has agreed to further extend the Revolver as described in Note 14 below.

At December 31, 2013, the outstanding balance on the Revolver was $783,049. Additionally, at December 31, 2013, we were in compliance with the covenants required by the Revolver.

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

On November 19, 2013, we entered into the Amended and Restated Loan and Security Agreement with MNH Management LLC, further described below, pursuant to which, among other things, our outstanding obligations to Comerica were acquired by MNH Management LLC and evidenced by a new Amended and Restated Secured Term Loan Note with an extended maturity date and reduced balance and Comerica dismissed its lawsuit against us. In conjunction with the extinguishment of the Comerica credit facility, we recognized a one-time gain of $6,708,385 which represents the difference between the removal of the Comerica credit facility of $18,135,374 and the addition of the MNH credit facility of $9,300,000, warrant derivatives issued of $1,883,109 and attorney’s fees of $243,880.

The Comerica Note had no outstanding balance at December 31, 2013.

MNH Credit Facility

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

The Amended Note has a balance of $9,300,000, accrues interest at the rate of the greater of (i) the sum of (A) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (B) four and three quarters percent (4.75%) per annum, or (ii) eight percent (8%) per annum, which interest is payable each month beginning December 10, 2013. The principal amount of the Amended Note is payable in eighteen (18) consecutive monthly installments of principal in the amount of two hundred fifty-eight thousand three hundred thirty three dollars ($258,333), commencing on May 12, 2014, with a balloon payment equal to the remaining amount of the note due on November 19, 2015. The Company can prepay the Amended Note at any time, provided that the Company is required to pay an additional 10% of the amount then outstanding as a prepayment penalty. Upon an event of default under the Amended Note, the interest rate of the Amended Note increases to six percent (6%) above the then applicable interest rate. The Loan Agreement includes customary events of default and positive and negative covenants for facilities of similar nature and size as the Loan Agreement.

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

The Company granted MNH and its assignee warrants to purchase up to an aggregate of 20 million shares of the Company’s common stock, which have a term of seven years and an exercise price of $0.05 per share as additional consideration for entering into the Loan Agreement and pursuant to a Securities Issuance Agreement, which grants were evidenced by Common Stock Purchase Warrants (the “Warrants”). The Warrants include cashless exercise rights. The holders agreed pursuant to the terms of the Warrants, to restrict their ability to exercise the Warrants and receive shares of common stock such that the number of shares of common stock held by each of them in the aggregate and their affiliates after such exercise will not exceed 4.99% of the then issued and outstanding shares of our common stock, provided that such limitation may be waived (provided that at no time shall shares of common stock equal to more than 9.99% of our outstanding shares of common stock (when aggregating such shares with other shares beneficially owned by such holder) be issuable to either holder) with 61 days prior written notice. The exercise price of the Warrants is subject to anti-dilution protection in the event the Company issues or is deemed to issue any shares for a price per share of less than the then applicable exercise price of the Warrants, subject to certain limited exceptions including securities (i) issued in a bona fide public offering pursuant to a firm commitment underwriting, (ii) issued in connection with an acquisition of a business or technology, including the financing thereof, that is approved by the Company’s Board of Directors, (iii) issued pursuant to a transaction with a vendor, including equipment lease providers, if such transaction is approved by the Company’s Board of Directors; (iv) issued upon exercise of the Company’s convertible securities that are outstanding as of the date of the Warrants (other than the Series B Preferred Stock), or (v) granted to the Company’s officers, directors, consultants (in a manner consistent with past practice) and employees as approved by the Company’s Board of Directors under a plan or plans adopted by the Company’s Board of Directors that are in effect as of the date of the Warrants. The shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to a put option (the “Put”) pursuant to which the Company is required to purchase any or all of the Warrant Shares, at the option of the holder, for a total of $2 million ($0.10 per Warrant Share), pro-rated for any portion thereof (the “Put Price”) at any time after the earliest of (1) the date of prepayment in full of the Amended Loan; (2) the date of MNH’s acceleration of the amount due under the Amended Note upon an event of default, (3) November 19, 2015, or (4) the date that a Fundamental Transaction (as defined in the Warrants) occurs, including a change in control, certain mergers and similar transactions (as described in greater detail in the Warrants). The Warrants were recorded as a derivative liability in the amount of $1,883,109, with the offset to the gain on extinguishment discussed above, in accordance with U.S. GAAP.

Pursuant to the Securities Issuance Agreement, MNH agreed not to engage in “short sales” of the issued and outstanding common stock of the Company while the Warrants are outstanding.

With the extinguishment of the Comerica credit facility, we recognized a one-time gain of $6,708,385 which represents the difference between the removal of the Comerica credit facility of $18,135,374 and the addition of the MNH credit facility of $9,300,000, warrant derivatives issued of $1,883,109 and attorney’s fees of $243,880.

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

At December 31, 2013, the MNH Note had an outstanding balance of $9,300,000. Additionally, at December 31, 2013, we were in compliance with the covenants required by the Amended Note.

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

On March 26, 2011, the Company paid off the $100,000 Promissory Note and entered into a new Promissory Note with Pamela Kimmel in the amount of $142,000, with a maturity date of March 26, 2012. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2013 and December 31, 2012 was $142,000. The note has been extended until December 6, 2014.

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

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez, a third party (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due and payable on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2013 and December 31, 2012 was $100,000. The note has been extended until December 28, 2014.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party, in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. At maturity, the Promissory Note was increased to $320,000 and the maturity extended to February 25, 2014. The outstanding balance at December 31, 2013 was $320,000.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in May 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. At maturity, the note was renewed and reduced to $150,000 and the maturity extended to May 15, 2014. The outstanding balance at December 31, 2013 was $150,000.

The following table summarizes the credit facilities and promissory notes discussed above for the period ended December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

Credit Facility - Comerica Bank	$-	$19,063,447
Credit Facility - Moody Bank	783,049	1,385,885
Credit facility – MNH Holdings	9,300,000	-
Promissory Notes	712,000	712,000
Total notes payable	$10,795,049	$21,161,332

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below:

December 31, 2013:
Description	Level 1	Level 2	Level 3	Gains (Losses)
Investment in sales-type leases (a)	$-	$-	$18,252,772	$-
Derivatives (recurring)	$-	$-	$1,933,501	$(50,392)

December 31, 2012:
Description	Level 1	Level 2	Level 3	Gains (Losses)
Investment in sales-type leases (a)	$-	$-	$22,661,504	$-

(a)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This valuation is a type 3 indicator.

NOTE 7 -RELATED PARTY TRANSACTIONS

During 2013 and 2012 Mr. Parish received cash compensation of $315,000. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2013 and 2012. The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011 and again until July 31, 2012 and 2013, which included an adjacent property at the rate of $20,000 per month. In conjunction with the Company's cost reduction efforts the monthly rental payment was reduced to $15,000 per month during the latter part of 2010 and all of 2011, 2012 and 2013. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market. Rent expense under the lease amounted to $180,000 and $180,000 for the years ended December 31, 2013 and 2012, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of December 31, 2013 and December 31, 2012 were $1,211,200 and $1,311,964, respectively. These notes payable are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. Interest expense of $37,308, and $37,830 was recorded as contributed capital for the years ended December 31, 2013 and 2012, respectively. Additional interest expense of $38,188, and $33,649 for the years ended December 31, 2013 and 2012, respectively, was recorded as a current payable.

NOTE 8– DERIVATIVE LIABILITIES

As discussed in Note 5 under Credit Facilities, the Company granted warrants to purchase 20,000,000 shares of its common stock at a future date, which have a term of 7 years and an exercise price of $0.05 per share. The warrants granted to Raven Asset-Based Opportunity Fund I L.P. and MNH Management LLC were valued as of the issuance dates and revalued at December 31, 2013.

On November 19, 2013, the Company issued stock purchase warrants (“Raven Warrants” with the right to purchase up to 16,140,000 shares of common stock) to Raven Asset-Based Opportunity Fund I with dilutive reset features; Put rights at $0.10; and exercise provisions at $0.05 per share for a period of 7 years from the date of issuance.

On November 19, 2013, the Company issued stock purchase warrants (“MNH Warrants” with the right to purchase up to 3,860,000 shares of common stock) to MNH Management LLC with dilutive reset features; Put rights at $0.10; and exercise provisions at $0.05 per share for a period of 7 years from the date of issuance.

The Warrants include a dilutive reset feature (no resets have occurred from issuance to December 31, 2013) and Put right provisions and were therefore treated as a derivative liability as of issuance and each quarterly period thereafter.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a Monte Carlo simulation discussed below. At November 19, 2013, the Company recorded current derivative liabilities of $1,883,109. The net change in fair value of the derivative liabilities for the year ended December 31, 2013 resulted in a loss of $50,392, which were reported as other income/(expense) in the consolidated statements of operations. At December 31, 2013, the derivative liabilities were valued at $1,933,501.

The following table presents details of the Company’s derivative liabilities as of December 31, 2013 and 2012:

Total
Balance December 31, 2012	$-
Issuances in derivative value due to warrants	1,883,109
Change in fair market value of derivative liabilities	50,392
Balance December 31, 2013	$1,933,501

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows:

For issuances of warrants:

-	Stock prices on all measurement dates were based on the fair market value
-	The probability of future financing was estimated at 0%
-	Computed volatility ranging from 143% to 144%
-	Risk free rates ranging from 1.37% to 1.75%
-	Expected term from 6.89 to 7.00

See Note 6 for a discussion of fair value measurements.

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

NOTE 10 –ONGOING RELATIONSHIPS WITH FINANCIAL INSTITUTIONS AND GOING CONCERN

Management has had a long standing relationship with the financial institutions that are currently providing its credit facilities. The Company has a history of successfully working with its lenders in negotiating previous modifications and extensions, and believes that it will continue to be able to do so in the future. Such extensions or modifications are critical to the Company’s ability to meet its financial obligations and execute its business plan.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities should the Company not be able to continue to modify or extend its credit facilities. See Note 5 for further details. Please see Note 14 for subsequent events affecting our relationships with financial institutions, if any.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator as at December 31, 2013 (in thousands):

Net
Investment
in Leases
Current	$11,872
Performing	4,178
Poor	2,203

Total	$18,253

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

The Company’s net investment leases on nonaccrual status as of December 31, 2013, are as follows (in thousands):

	Recorded	Related
	Investment	Allowance
Net investment in leases	$445	$(445)

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

The Company’s aged financing receivables as of December 31, 2013 are as follows (in thousands):
					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$11,872	$6,107	$719	$18,698	$-	$18,698	$(445)	$18,253

The Company recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of December 31, 2013 (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$11,872	$6,107	$274	$18,253	$-	$18,253	$-	$18,253

Activity in our reserves for credit losses for the year ended December 31, 2013 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2013	$305
Provision for bad debts	140
Recoveries	-
Write-offs and other	-
Balance December 31, 2013	$445

Our reserve for credit losses and minimum lease payments associated with our investment in sales- type lease balances disaggregated on the basis of our impairment method were as follows as of December 31, 2013 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$6,107
Ending balance: individually evaluated for impairment	719
Ending balance	$6,826

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

In 2012, the Company incurred a net loss and therefore had no tax liability. The tax liability incurred in 2013 will be offset by the tax loss carry forward. The Company does not have any material uncertain income tax positions. As a result, the net deferred tax asset generated by the loss carry forward has been fully reserved.  The cumulative net operating loss carry forward is approximately $3,724,336 and $7,059,003 at December 31, 2013 and 2012, respectively, and will expire in the years 2021 through 2031.

NOTE 13 – STOCK, OPTIONS AND WARRANTS

Stock

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

On March 19, 2013, 2,000,000 shares were cancelled due to non-performance of services agreed to be performed during 2011.

Options & Warrants

In July 2008, the Company granted options to purchase 2,000,000 common shares of stock to a selling stockholder of Mint Texas, who was elected director, President and CEO of the Company. The exercise price of the options is $3.00 per share and such options expire ten years after the grant date. One third of the options may be exercised respectively on the first, second and third anniversary of the grant date. The Company recorded the transaction as part of its recapitalization.

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

On November 19, 2013, the Company issued 20,000,000 warrants to MNH and its assign in connection with the credit facility described in Note 5. The Company calculated the fair value of the compound embedded derivatives using a complex, customized Monte Carlo options model. The model applied generates a large number of possible (but random) price paths for the underlying via simulation, and then calculates the associated exercise value of the option for each path. These payoffs are then averaged and discounted to the present resulting in the value of the option. This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows:

For issuances of warrants:

-	Stock prices on all measurement dates were based on the fair market value
-	The probability of future financing was estimated at 0%
-	Computed volatility ranging from 143% to 144%
-	Risk free rates ranging from 1.37% to 1.75%
-	Expected term from 6.89 to 7.00

See Note 6 for a discussion of fair value measurements and Note 8 for a discussion of derivative liabilities.

A summary of activity under the Employee Stock Plans for the years ended December 31, 2013 and 2012 is presented below:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2011	2,000,000	$2.91
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	-	$-
Outstanding/exercisable – December 31, 2012	2,000,000	$2.91
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	-	$-
Outstanding/exercisable – December 31, 2013	2,000,000	$2.91

The following table summarizes information about outstanding warrants at December 31, 2013 and 2012:

	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price

2012	300,000	1.50	$0.50
2013	20,300,000	6.80	$0.05

NOTE 14 – SUBSEQUENT EVENTS

In March 2014, Moody agreed to a further extension of the due date of the Revolver to February 1, 2015, with payments of $60,822 due monthly until maturity. While agreed to by the parties, the extension has not been memorialized by a formal agreement as of the date of this filing.

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
(iii)	provide reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and
(iv)
provide reasonable assurance that an unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As of the date of our assessment we concluded our internal controls over financial reporting were ineffective due to discovery of material weaknesses.

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

·
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

·
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

·
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

·	We will hire a permanent Chief Financial Officer to oversee financial reporting specifically in lease accounting and financial reporting.

·
We will continue to work with the experienced third party accounting firm in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

·	We will upgrade our existing accounting information system to one that is tailored for lease accounting to better meet the Company’s needs.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth our sole officer and director (as used below, references to our Board of Directors, currently refer only to our sole director, Jerry Parish) as of the date of this filing:

Name	Position	Year of Appointment
Jerry Parish	Chief Executive Officer, President, Chief Financial Officer, Secretary, and sole Director	2008

Jerry Parish, Age 65

Jerry Parish, founder of The Mint Leasing, Inc. currently serves as the Chief Executive Officer, Chief Financial Officer, President, Secretary, and sole director of the Company. Mr. Parish is an accomplished businessman, manager and salesman having spent his entire professional career in the automobile industry. Mr. Parish has served as both the Sales Manager and General Manager of several franchise dealerships in Texas, including Austin-Hemphill, Red McComb Automotive, Westway Ford and the Davis Chevrolet Organization. In recognition of Mr. Parish’s dedicated service to Red McComb Automotive, he received a number of awards including Salesman of the Year (in addition to his numerous “Salesman of the Month” awards). Mr. Parish, a native of Houston, Texas began his career with military service in the United States Navy.

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

-------------------------------

Our sole officer and any officers appointed in the future will hold their positions at the pleasure of the Board of Directors (currently consisting solely of Mr. Parish), absent any employment agreement. Our officers and directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining directors.

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

Board of Directors Meetings

The Company had zero official meetings of the Board of Directors of the Company during the last fiscal year ending December 31, 2013.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent directors until such time as we are required to do so.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. We believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the sole director.

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

A shareholder who wishes to communicate with our sole director may do so by directing a written request addressed to our President and director, at the address appearing on the first page of this report.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. On July 18, 2008, the Board of Directors of the Company adopted a Code of Ethics for the Company’s senior officers (currently consisting solely of Mr. Parish). Mr. Parish, as the sole director believes that these individuals must set an exemplary standard of conduct, particularly in the areas of accounting, internal accounting control, auditing and finance. This code sets forth ethical standards to which the designated officers must adhere and other aspects of accounting, auditing and financial compliance.

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

Based solely on the reports received by us, we believe that all required directors, officers and greater than ten percent shareholders complied with applicable filing requirements during the fiscal year ended December 31, 2013.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation information with respect to our Chief Executive Officer and our Chief Financial Officer, who was our only executive officer during the years presented below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards($)	All Other Compensation	Total ($)

Jerry Parish	2013	$315,000	$-	$-	$-	$-	$315,000
CEO, CFO and President (1)	2012	$315,000	$-	$-	$-	$-	$315,000

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

(1)    Mr. Parish has served as the Company’s Chief Executive Officer and President since July 18, 2008.

Our compensation and benefits programs are administered by our Board of Directors and are intended to retain and motivate individuals with the necessary experience to accomplish our overall business objectives within the limits of our available resources. Consequently, the guiding principles of our compensation programs are:

·      simplicity, clarity, and fairness to both the employee and the Company;
·      preservation of Company resources, including available cash; and
·      opportunity to receive fair compensation if the Company is successful.

Each element of our compensation program contributes to these overall goals in a different way.

·	Base Salary and Benefits are designed to provide a minimum threshold to attract and retain employees identified as necessary for our success.
·	Cash Bonuses and equity awards are designed to provide supplemental compensation when the Company achieves financial or operational goals within the limits of our available resources.

All compensation payable to the Chief Executive Officer is reviewed annually by the Board of Directors (currently consisting solely of Mr. Parish) and changes or awards are approved by the Board of Directors.

Board Compensation

Mr. Parish was the sole director of the Company during the year ended December 31, 2013. Mr. Parish’s compensation is included in the table above. Mr. Parish did not receive any consideration separate from the compensation provided to him as an officer of the Company, as provided above, for serving as a director of the Company during the year ended December 31, 2013.

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

Employment Agreement:

On July 18, 2008, the Company assumed a three year employment agreement between Mint Texas and Mr. Parish, originally effective as of July 10, 2008. The employment agreement provides for a salary of $675,000 per annum and a bonus payable quarterly equal to 2% of the Company’s “modified EBITDA” (as defined in the employment agreement), as well as a discretionary bonus payable at the option of the Company’s Board of Directors (currently consisting solely of Mr. Parish). Upon the termination of the employment agreement for cause by the Company (as defined therein) or by Mr. Parish, without cause, Mr. Parish will receive only the benefits and compensation he has earned as of the termination date of the agreement. Upon termination of the agreement by Mr. Parish for good cause (as defined therein) disability, or death, Mr. Parish is due his compensation for the remainder of the current calendar month, and for 12 months thereafter (or such shorter period as the agreement is in effect) and his pro-rated bonus. In the event Mr. Parish’s employment is terminated and compensation is due to Mr. Parish as provided above, he will be paid compensation based on his current salary level regardless of the total provided for in the employment agreement (e.g., as described below, Mr. Parish currently accepts a lower yearly salary from the Company than provided for in his employment agreement). During 2013, 2012, 2011 and 2010, Mr. Parish received cash compensation of $315,000, $315,000, $315,000 and $379,995, respectively. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2013, 2012, 2011 and 2010.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock, Series B Preferred Stock and total voting stock, as of March 15, 2014, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our officers and directors (provided that Mr. Parish currently serves as our sole officer and director); and (iii) all of our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after March 15, 2014 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 80,414,980 shares of common stock outstanding as of March 15, 2014.

Unless otherwise indicated, the address of each individual named below is the address of our executive offices at 323 N. Loop West, Houston, Texas, 77008.

	Shares of Common Stock Beneficially Owned			Shares of Series B Preferred Stock Beneficially Owned		Total Voting Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percentage	Number	Percentage	Number (3)		Percentage
Sole Officer and Director
Jerry Parish	44,678,872	(1)	54.2%	2,000,000	100%	125,093,853	(2)	76.8%
(All of the Officers and Directors as a Group (1 person))	44,678,872	(1)	54.2%	2,000,000	100%	125,093,853	(2)	76.8%

5% Shareholders
Victor Garcia 222 Detering Houston, Texas 77007	34,502,755		42.9%	-	-	34,502,755		21.5%

(1)	Includes stock options to purchase 2,000,000 shares of common stock. The exercise price of the options is $3.00 per share, and the options expire on July 10, 2018.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011, which included an adjacent property to be built, at the rate of $20,000 per month. In conjunction with the Company’s cost reduction efforts the monthly rental payment was reduced in September 2010 to $15,000 per month. The lease was renewed for a term of one year on July 31, 2011 and for an additional one year term on July 31, 2013 and 2012, each at a monthly rental rate of $15,000 per month. The Company also has the right to two additional one year extensions. Any extensions under the lease shall be at a monthly rental cost mutually agreeable by the parties. Rent expense under the lease amounted to $180,000 and $180,000 for the years ended December 31, 2013 and 2012, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of December 31, 2013 and December 31, 2012 were $1,211,200 and $1,311,964, respectively. These notes payable are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. Interest expense of $37,308, and $37,830 was recorded as contributed capital for the years ended December 31, 2013 and 2012, respectively. Additional interest expense of $38,188, and $33,649 for the years ended December 31, 2013 and 2012, respectively, was recorded as a current payable.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements were $69,000 and $66,500, respectively.

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

THE MINT LEASING, INC.

DATED: March 31, 2014	By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer, Secretary, President
(Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jerry Parish	Chief Executive Officer	March 31, 2014
Jerry Parish	President, Secretary,
(Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer) and Sole Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(2)	Amended and Restated Articles of Incorporation
3.2(2)	Amended and Restated Bylaws
3.3(3)	Amendment to the Bylaws of the Company
4.1(1)	Incentive Stock Option for 2,000,000 shares
4.2(1)	Designation of Series B Convertible Preferred Stock
4.3(2)	2008 Directors, Officers, Employees and Consultants Stock Option, Stock Warrant and Stock Award Plan
4.4(13)	Common Stock Purchase Warrant (November 19, 2013) Raven Asset-Based Opportunity Fund I, L.P. (16,140,000 shares)
4.5(13)	Common Stock Purchase Warrant (November 19, 2013) MNH Management LLC (3,860,000 shares)
10.1(1)
Agreement and Plan of Reorganization among Legacy Communications Corporation, The Mint Leasing, Inc., a Texas corporation, and the shareholders of the Mint Leasing, Inc., dated July 18, 2008 (without Exhibits).

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Modification, Renewal and Extension Agreement with Sterling Bank
10.6(5)	Modification Agreement with Sterling Bank
10.7(5)	Third Renewal, Extension and Modification Agreement with Moody Bank
10.8(6)	Securities Purchase Agreement
10.9(6)	Convertible Promissory Note
10.10(6)	First Amendment to Employment Agreement with Jerry Parish
10.11(7)	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises, Inc.
10.12(8)	Fourth Renewal, Extension and Modification Agreement with Moody Bank
10.13(8)	March 2012 Extension Agreement with Comerica Bank
10.14(9)	$100,000 Promissory Note with Pamela Kimmel (December 6, 2011)
10.15(9)	$100,000 Promissory Note with Pablo J. Olivarez (November 28, 2011)
10.16(9)	$220,000 Promissory Note with Sambrand Interests, LLC (February 2, 2012)
10.17(9)	$250,000 Promissory Note with Sambrand Interests, LLC
10.18(9)	Form of Company Dealer Agreement
10.19(9)	Second Amendment to Employment Agreement
10.20(10)	Fifth Renewal, Extension and Modification Agreement with Moody Bank (March 2013)
10.21(10)	$320,000 Promissory Note with Sambrand Interests, LLC (February 2013)
10.22(13)	Settlement Agreement between Comerica Bank, the Company, Jerry Parish, and Victor M. Garcia (November 19, 2013)
10.23(13)	Amended and Restated Loan and Security Agreement - the Company, The Mint Leasing, Inc. (Texas), The Mint Leasing South, Inc. (Texas) and MNH Management, LLC (November 19, 2013)
10.24(13)	Amended and Restated Secured Promissory Note (Term Loan) - In Favor of MNH Management, LLC (November 19, 2013)
10.25(13)	Personal Guaranty of Jerry Parish (November 19, 2013)
10.26(13)	Collateral Assignment of Leases (November 19, 2013)
10.27(13)	Pledge and Security Agreement (November 19, 2013)
10.28(13)	Securities Issuance Agreement (November 19, 2013)
14.1(10)	Code of Ethics dated July 18, 2008
21.1*	Subsidiaries
31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(11) Filed as an exhibit to the Company’s Form 10-Q, filed with the Commission on November 19, 2013, and incorporated herein by reference.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.