Form 10-Q
period 2014-03-31
MINT LEASING INC
filed 2014-05-15
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014, there were 80,414,980 shares of the registrant’s common stock, $0.001 par value per share outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS

Cash and cash equivalents	$429,747	$322,795
Investment in sales-type leases, net of allowance of $328,707 and $445,214, respectively	17,742,528	18,252,772
Vehicle inventory	547,361	499,963
Property and equipment, net	2,617	5,431
Other assets	4,629	4,629
TOTAL ASSETS	$18,726,882	$19,085,590

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$804,218	$1,135,000
Credit facilities	10,628,154	10,795,049
Notes payable to related parties	1,418,080	1,211,200
Derivative Liability	1,933,501	1,933,501
TOTAL LIABILITIES	14,783,953	15,074,750

STOCKHOLDERS' EQUITY
Preferred stock; Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 shares outstanding at March 31, 2014 and December 31, 2013	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 80,414,980 and 80,414,980 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	80,415	80,415
Additional paid in capital	9,537,990	9,525,055
Retained earnings	(5,677,476)	(5,596,630)
Total Stockholders' Equity	3,942,929	4,010,840
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,726,882	$19,085,590

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

REVENUES
Sales-type leases, net	$1,618,392	$1,875,755
Amortization of unearned income related to sales-type leases	293,451	1,370,212
Total Revenues	1,911,843	3,245,967

COST OF REVENUES	1,057,364	2,761,744
GROSS PROFIT	854,479	484,223

GENERAL AND ADMINISTRATIVE EXPENSE	672,182	625,778

INCOME (LOSS) FROM OPERATIONS	182,297	(141,555)

OTHER INCOME (EXPENSE)
Interest expense	(263,143)	(396,965)
Other income	-	2,045
Total Other Income (Expense)	(263,143)	(394,920)
INCOME (LOSS) BEFORE TAX	(80,846)	(536,475)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-
NET INCOME (LOSS)	$(80,846)	$(536,475)

Weighted average shares outstanding- Basic and fully diluted	80,414,980	82,148,313
Basic and Fully Diluted Earnings (Loss) per Share:	$(0.00)	$(0.01)

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(80,846)	$(536,475)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,814	-
Bad debt expense	(116,507)	-
Imputed interest on related party notes	12,935	9,457
Change in operating assets and liabilities:
Net investment in sales-type leases	626,751	1,465,503
Inventory	(47,398)	(255,966)
Accounts payable and accrued expenses	(330,782)	315,429
Net Cash provided by operating activities	66,967	997,948

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Notes Payable	-	100,000
Payments on Notes Payable	(166,895)	(380,339)
Borrowings on loans from related parties	240,000	-
Payment on loans from related parties	(33,120)	(49,361)
Net Cash (used) by financing activities	39,985	(329,700)

INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	106,952	668,248
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	322,795	894,794
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$429,747	$1,563,042

	2014	2013
CASH PAID FOR:
Interest	$263,143	$136,845
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of shares of common stock	$-	$2,000

“See accompanying notes to the unaudited consolidated financial statements.”

The Mint Leasing, Inc.
Notes to Consolidated Financial Statements
March 31, 2014
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

C. Revenue recognition

The Company’s customers typically finance vehicles over periods ranging from three to nine years. These financing agreements are classified as either operating or sales type leases as prescribed by the Financial Accounting Standards Board (“FASB”). Revenues representing the capitalized costs of the vehicles are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term. For the three months ended March 31, 2014 and 2013, amortization of unearned income totaled $293,451 and $1,370,212, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D. Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s). Vehicles that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue. Total cost of sales was $1,057,364 and $2,761,744 for the three months ending March 31, 2014 and 2013, respectively.

E. Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents in the accompanying balance sheets. At March 31, 2014 and December 31, 2013, the Company had cash of $429,747 and $322,795, respectively. The Company had no cash equivalents at March 31, 2014 and December 31, 2013.

At March 31, 2014 and December 31, 2013, the Company had no deposits that exceeded FDIC insurance coverage limits.

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

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the three months ended March 31, 2014 and 2013 totaled $15,281 and $2,146, respectively.

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

We adopted the provisions of the FASB’s guidance related to accounting for uncertainty as to income tax positions on January 1, 2008. As of March 31, 2014 and December 31, 2013, we had no liabilities included on the consolidated balance sheets associated with uncertain tax positions. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

N. Net Income (Loss) Per Common Share Data

Basic net income (loss) per common share, or earnings per share ("EPS"), is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting outstanding shares, assuming any dilutive effects of options and common stock warrants calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants.  At March 31, 2014 and 2013, there was no difference between basic and diluted earnings (loss) per share.

O. Preferred Stock Rights and Privileges

We have a total of 20,000,000 shares of preferred stock (the “Preferred Stock”) authorized. The rights and privileges of the Preferred Stock are detailed as follows:

Series A Convertible Preferred Stock

As of March 31, 2014 and December 31, 2013, we had 185,000 shares of Series A Convertible Preferred Stock designated and 0 shares issued and outstanding.

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

Series B Convertible Preferred Stock

As of March 31, 2014 and December 31, 2013, we had 2,000,000 shares of Series B Convertible Preferred Stock designated, authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

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

NOTE 3 –NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2014. Following is a summary of the components of the Company’s net investment in sales-type leases at March 31, 2014 and December 31, 2013:

	As of	As of
	March 31, 2014	December 31, 2013

Total Minimum Lease Payments to be Received	$12,767,403	$13,104,749
Residual Values	9,200,930	9,526,069
Lease Carrying Value	21,968,333	22,630,818
Less: Allowance for Uncollectible Amounts	(328,707)	(445,214)
Less: Unearned Income	(3,897,098)	(3,932,832)
Net Investment in Sales-Type Leases	$17,742,528	$18,252,772

NOTE 4 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Cost and accumulated depreciation of equipment and leasehold improvements as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	182,139	182,139
Total	286,100	286,100
Less: Accumulated Depreciation	(283,483)	(280,669)
Net Property and Equipment	$2,617	$5,431

Depreciation expense charged to operations was $2,814 and $0 for the three months ended March 31, 2014 and 2013, respectively.

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

On March 26, 2013 and effective March 1, 2013, Moody Bank agreed to enter into a Fifth Renewal, Extension and Modification Agreement (the “Fifth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2014 and we agreed to pay monthly payments of principal and interest under the Revolver of $62,500 per month (beginning April 1, 2013) until maturity. The amount outstanding on the Revolver as of the parties’ entry into the Fifth Renewal was $1,290,463. On April 4, 2014 and effective March 1, 2014, Moody Bank agreed to enter into a Sixth Renewal, Extension and Modification Agreement (the “Sixth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to February 1, 2015 and we agreed to pay monthly payments of principal and interest under the Revolver of $60,621 per month (beginning April 1, 2014) until maturity. At March 31, 2014, the outstanding balance on the Revolver was $616,154. Additionally, at March 31, 2014, we were in compliance with the covenants required by the Revolver.

MNH Credit Facility

On November 19, 2013, we, The Mint Leasing, Inc., a Texas corporation (“Mint Texas”) and The Mint Leasing South, Inc. (“Mint South”), our wholly-owned subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with MNH Management LLC (“MNH”), pursuant to which, among other things, our outstanding obligations to our then existing Comerica debt were acquired by MNH, and the terms of such debt were amended and revised in the form of a new Amended and Restated Secured Term Loan Note (the “Amended Note”). As part of the acquisition of the debt by MNH, Comerica dismissed its pending lawsuit against us. In connection with the Loan Agreement and the transactions contemplated therein, we paid MNH a fee of $418,500 (4.5% of the Amended Note) at closing and agreed to pay MNH a collateral monitoring fee of 1/12th of one percent of the balance of the Amended Note per month during the term of the Amended Note, as well as certain other expenses described in greater detail in the Amended Note.

The Amended Note has a balance of $9,300,000, accrues interest at the rate of the greater of (i) the sum of (A) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (B) four and three quarters percent (4.75%) per annum, or (ii) eight percent (8%) per annum, which interest is payable each month beginning December 10, 2013. The principal amount of the Amended Note is payable in eighteen (18) consecutive monthly installments of principal in the amount of two hundred fifty-eight thousand three hundred thirty three dollars ($258,333), commencing on May 12, 2014, with a balloon payment equal to the remaining amount of the note due on November 19, 2015. The Company can prepay the Amended Note at any time. Upon an event of default under the Amended Note, the interest rate of the Amended Note increases to six percent (6%) above the then applicable interest rate. The Loan Agreement includes customary events of default and positive and negative covenants for facilities of similar nature and size as the Loan Agreement.

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

At March 31, 2014, the MNH Note had an outstanding balance of $9,300,000. At March 31, 2014 and December 31, 2013, the MNH Note had accrued interest of $48,810 and $48,825, respectively. Additionally, at March 31, 2014, we were in compliance with the covenants required by the Amended Note.

Third Party Promissory Notes

On March 26, 2011, the Company entered into a Promissory Note with Pamela Kimmel in the amount of $142,000, with a maturity date of March 26, 2012. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2014 and December 31, 2013 was $142,000. The note has been extended until December 6, 2014.

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez, a third party (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due and payable on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2014 and December 31, 2013 was $100,000. The note has been extended until December 28, 2014.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party, in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. At maturity, the Promissory Note was increased to $320,000 and the maturity extended to February 25, 2015. The outstanding balance at March 31, 2014 was $320,000.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in May 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. At maturity, the note was renewed and reduced to $150,000 and the maturity extended to May 15, 2014. The outstanding balance at March 31, 2014 was $150,000.

The following table summarizes the credit facilities and promissory notes discussed above for the period ended March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Credit Facility - Moody Bank	$616,154	$783,049
Credit facility – MNH Holdings	9,300,000	9,300,000
Promissory Notes	712,000	712,000
Total notes payable	$10,628,154	$10,795,049

Related Party Promissory Notes

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of March 31, 2014 and December 31, 2013 were $1,418,080 and $1,211,200, respectively. These notes payable are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. During the period ended March 31, 2014, borrowings of $240,000 and repayments of $33,120 were made between the shareholders and the Company. During the period ended March 31, 2013, repayments of $49,360 were made to the shareholders by the Company. Interest expense of $12,935 and $9,457 was recorded as contributed capital for the three months ended March 31, 2014 and 2013, respectively.

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below:

March 31, 2014:
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment in sales-type leases (a)	$-	$-	$17,742,528	$-
Derivatives (recurring)	$-	$-	$1,933,501	$-

December 31, 2013:
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment in sales-type leases (a)	$-	$-	$18,252,772	$-
Derivatives (recurring)	$-	$-	$1,933,501	$(50,392)

(a)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This valuation is a type 3 indicator.

NOTE 7 -RELATED PARTY TRANSACTIONS

During the fiscal years ended 2014 and 2013, Mr. Parish has an agreement with the Company to receive cash compensation of $315,000. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2014 and 2013. The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease has been renewed most recently to July 31, 2014, which included an adjacent property at the rate of $20,000 per month. In conjunction with the Company's cost reduction efforts the monthly rental payment was reduced to $15,000 per month since 2010. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market. Rent expense under the lease amounted to $45,000 and $45,000 for the three month periods ended March 31, 2014 and March 31, 2013, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of March 31, 2014 and December 31, 2013 were $1,418,080 and $1,211,200, respectively. These notes payable are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. During the period ended March 31, 2014, borrowings of $240,000 and repayments of $33,120 were made between the shareholders and the Company. During the period ended March 31, 2013, repayments of $49,360 were made to the shareholders by the Company. Interest expense of $12,935 and $9,457 was recorded as contributed capital for the three months ended March 31, 2014 and 2013, respectively.

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

The Warrants include a dilutive reset feature (no resets have occurred from issuance to March 31, 2014) and Put right provisions and were therefore treated as a derivative liability as of issuance and each quarterly period thereafter.

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

The following table presents details of the Company’s derivative liabilities as of March 31, 2014 and December 31, 2013:

Total
Balance December 31, 2013	$1,933,501
Change in fair market value of derivative liabilities	-
Balance March 31, 2014	$1,933,501

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows:

For issuances of warrants:

-	Stock prices on all measurement dates were based on the fair market value
-	The probability of future financing was estimated at 0%
-	Computed volatility ranging from 143% to 144%
-	Risk free rates ranging from 1.37% to 1.75%
-	Expected term from 6.89 to 7.00

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

The following table discloses the recorded investment in financing receivables by credit quality indicator as at March 31, 2014 (in thousands):

Net
Investment
in Leases
Current	$11,306
Performing	5,539
Poor	898
Total	$17,743

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

The Company’s net investment leases on non-accrual status as of March 31, 2014, are as follows (in thousands):

	Recorded	Related
	Investment	Allowance
Net investment in leases	$329	$(329)

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

The Company’s aged financing receivables as of March 31, 2014 are as follows (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
		31-90	91+	Financing	Recorded	Recorded	Related	Net of
	Current	Days	Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$11,306	$6,141	$625	$18,072	$-	$18,072	$(329)	$17,743

The Company recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of March 31, 2014 (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
		31-90	91+	Financing	Recorded	Recorded	Related	Net of
	Current	Days	Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$11,306	$6,141	$296	$17,743	$-	$17,743	$-	$17,743

Activity in our reserves for credit losses for the three months ended March 31, 2014 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2014	$445
Provision for bad debts	(116)
Recoveries	-
Write-offs and other	-
Balance March 31, 2014	$329

Our reserve for credit losses and minimum lease payments associated with our investment in sales- type lease balances disaggregated on the basis of our impairment method were as follows as of March 31, 2014 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$6,141
Ending balance: individually evaluated for impairment	625
Ending balance	$6,766

The following table discloses the recorded investment in financing receivables by credit quality indicator as of December 31, 2013 (in thousands):

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

The Company’s aged financing receivables as of December 31, 2013 are as follows (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
	Current	31-90 Days	91+ Days	Financing Receivables	Recorded Investment	Recorded Investment	Related Allowances	Net of Allowances
Net investment in leases	$11,872	$6,107	$719	$18,698	$-	$18,698	$(445)	$18,253

The Company recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of December 31, 2013 (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
	Current	31-90 Days	91+ Days	Financing Receivables	Recorded Investment	Recorded Investment	Related Allowances	Net of Allowances
Net investment in leases	$11,872	$6,107	$274	$18,253	$-	$18,253	$-	$18,253

Activity in our reserves for credit losses for the year ended December 31, 2013 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2013	$305
Provision for bad debts	140
Recoveries	-
Write-offs and other	-
Balance December 31, 2013	$445

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

The tax liabilities incurred will be offset by the tax loss carry forward. The Company does not have any material uncertain income tax positions. As a result, the net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $3,789,431 and $3,724,336 at March 31, 2014 and December 31, 2013, respectively, and will expire in the years 2021 through 2031.

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

On September 30, 2009, the Company and Mr. Parish and Victor Garcia, a then director of the Company, entered into a Mutual Release and Termination Agreement with third parties who were the holders of 8,278,872 shares of the Company’s common stock and warrants to purchase an additional 2,100,000 common shares at prices ranging from $0.10 to $2.00 per share. Messrs. Parish and Garcia paid $250,000 in cash and Mr. Parish delivered 125,000 shares of Arrayit Corporation to the third parties for the 8,278,872 shares of the Company’s common stock, of which 4,239,436 shares were issued to Mr. Parish and 4,239,436 shares were issued to Mr. Garcia. The third parties also agreed to cancel the warrants to purchase the 2,100,000 shares of the Company’s common stock.

On November 19, 2013, the Company issued 20,000,000 warrants to MNH and its assign in connection with the credit facility described in Note 5. The Company calculated the fair value of the compound embedded derivatives using a complex, customized Monte Carlo options model. The model applied generates a large number of possible (but random) price paths for the underlying simulation, and then calculates the associated exercise value of the option for each path. These payoffs are then averaged and discounted to the present resulting in the value of the option. This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows:

For issuances of warrants:

-	Stock prices on all measurement dates were based on the fair market value
-	The probability of future financing was estimated at 0%
-	Computed volatility ranging from 143% to 144%
-	Risk free rates ranging from 1.37% to 1.75%
-	Expected term from 6.89 to 7.00

See Note 6 for a discussion of fair value measurements and Note 8 for a discussion of derivative liabilities.

A summary of activity under the Employee Stock Plans for the periods ended March 31, 2014 and December 31, 2013 is presented below:
	Options	Weighted Average Exercise Price
Outstanding – December 31, 2012	2,000,000	$2.91
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	-	$-
Outstanding/exercisable – December 31, 2013	2,000,000	$2.91
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	-	$-
Outstanding/exercisable – March 31, 2014	2,000,000	$2.91

The following table summarizes information about outstanding warrants at March 31, 2014 and December 31, 2013:

	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price

12/31/2013	20,300,000	6.80	$0.05
3/31/2014	20,300,000	6.55	$0.05

NOTE 14 – SUBSEQUENT EVENTS

There are no subsequent events that would affect these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-Q, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements. These forward-looking statements which include words such as “anticipates”, “believes”, “expects”, “intends”, “forecasts”, “plans”, “future”, “strategy” or words of similar meaning, are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, include among others, set forth under “Risk Factors” in our Form 10-K Annual Report for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014 (the “Annual Report”):

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
•          the level of competition in our industry and our ability to compete; and
•          other risk factors included under “Risk Factors” in the Annual Report.

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

Corporate History

The Mint Leasing, Inc. (the “Company,” “Mint,” “Mint Leasing”, “we,” “Mint Nevada,” and “us”) was incorporated in Nevada on September 23, 1997 as Legacy Communications Corporation.

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

The Revolver matured on December 31, 2009 and was renewed for an additional 60 days at which time an additional $820,681 was advanced to the Company. On February 28, 2010, the Company executed a second renewal, extension and modification of the Revolver (the “Amended Moody Revolver”). The Amended Moody Revolver extended the maturity date of the facility to March 1, 2011, reduced the amount available under the facility to $2,500,000, fixed the interest rate on the facility at 6.5%, and provided for 11 monthly payments of principal and interest of $37,817, with the remaining balance due at maturity. Effective February 28, 2011, the Company executed a Third Renewal, Extension and Modification of the Revolver (the “Third Renewal”). Under the terms of the Third Renewal, the maturity date of the Revolver was extended to March 1, 2012, the amount available remained at $2,500,000, the interest rate was increased and fixed at 6.75%, and the Third Renewal provided for 11 monthly payments of principal and interest of $45,060, with the remaining balance due at maturity on March 1, 2012. On March 29, 2012 and effective March 1, 2012, Moody Bank agreed to enter into a Fourth Renewal, Extension and Modification Agreement (the “Fourth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to March 1, 2013 (which credit facility has since been further extended as discussed below) and we agreed to pay monthly payments of principal and interest due under the Revolver of $57,500 per month until maturity. The amount outstanding under the Revolver at the time of the parties’ entry into the Fourth Renewal was $1,822,767.

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

In March 2014, Moody agreed to a further extension of the due date of the Revolver to February 1, 2015, with payments of $60,822 due monthly until maturity. At March 31, 2014, the outstanding balance on the Revolver was $616,154. Additionally, at March 31, 2014, we were in compliance with the covenants required by the Revolver.

MNH Loan Agreement

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

The Amended Note had a balance of $9,300,000, accrues interest at the rate of the greater of (i) the sum of (A) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (B) four and three quarters percent (4.75%) per annum, or (ii) eight percent (8%) per annum, which interest is payable each month beginning December 10, 2013. The principal amount of the Amended Note is payable in eighteen (18) consecutive monthly installments of principal in the amount of $258,333, commencing on May 12, 2014, with a balloon payment equal to the remaining amount of the note due on November 19, 2015. The Company can prepay the Amended Note at any time. Upon an event of default under the Amended Note, the interest rate of the Amended Note increases to six percent (6%) above the then applicable interest rate. The Loan Agreement includes customary events of default and positive and negative covenants for facilities of similar nature and size as the Loan Agreement.

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

The Company granted MNH and its assignee warrants to purchase up to an aggregate of 20 million shares of the Company’s common stock, which have a term of seven years and an exercise price of $0.05 per share as additional consideration for entering into the Loan Agreement and pursuant to a Securities Issuance Agreement, which grants were evidenced by Common Stock Purchase Warrants (the “Warrants”). The Warrants include cashless exercise rights. The holders agreed pursuant to the terms of the Warrants, to restrict their ability to exercise the Warrants and receive shares of common stock such that the number of shares of common stock held by each of them in the aggregate and their affiliates after such exercise will not exceed 4.99% of the then issued and outstanding shares of our common stock, provided that such limitation may be waived (provided that at no time shall shares of common stock equal to more than 9.99% of our outstanding shares of common stock (when aggregating such shares with other shares beneficially owned by such holder) be issuable to either holder) with 61 days prior written notice. The exercise price of the Warrants is subject to anti-dilution protection in the event the Company issues or is deemed to issue any shares for a price per share of less than the then applicable exercise price of the Warrants, subject to certain limited exceptions including securities (i) issued in a bona fide public offering pursuant to a firm commitment underwriting, (ii) issued in connection with an acquisition of a business or technology, including the financing thereof, that is approved by the Company’s Board of Directors, (iii) issued pursuant to a transaction with a vendor, including equipment lease providers, if such transaction is approved by the Company’s Board of Directors; (iv) issued upon exercise of the Company’s convertible securities that are outstanding as of the date of the Warrants (other than the Series B Preferred Stock), or (v) granted to the Company’s officers, directors, consultants (in a manner consistent with past practice) and employees as approved by the Company’s Board of Directors under a plan or plans adopted by the Company’s Board of Directors that are in effect as of the date of the Warrants. The shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to a put option (the “Put”) pursuant to which the Company is required to purchase any or all of the Warrant Shares, at the option of the holder, for a total of $2 million ($0.10 per Warrant Share), pro-rated for any portion thereof (the “Put Price”) at any time after the earliest of (1) the date of prepayment in full of the Amended Loan; (2) the date of MNH’s acceleration of the amount due under the Amended Note upon an event of default, (3) November 19, 2015, or (4) the date that a Fundamental Transaction (as defined in the Warrants) occurs, including a change in control, certain mergers and similar transactions (as described in greater detail in the Warrants). The Warrants were recorded as a derivative liability in the amount of $1,883,109, with the offset to the gain on extinguishment, in accordance with U.S. GAAP.

Pursuant to the Securities Issuance Agreement, MNH agreed not to engage in “short sales” of the issued and outstanding common stock of the Company while the Warrants are outstanding.

With the extinguishment of the Comerica credit facility, we recognized a one-time gain of $6,708,385 during the period ending December 31, 2013, which represented the difference between the removal of the Comerica credit facility of $18,135,374 and the addition of the MNH credit facility of $9,300,000, warrant derivatives issued of $1,883,109 and attorney’s fees of $243,880.

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

At March 31, 2014, the MNH Note had an outstanding balance of $9,300,000. At March 31, 2014 and December 31, 2013, the MNH Note had accrued interest of $48,810 and $48,825, respectively. Additionally, at March 31, 2014, we were in compliance with the covenants required by the Amended Note.

Third Party Promissory Notes

On March 26, 2011, the Company entered into a Promissory Note with Pamela Kimmel in the amount of $142,000, with a maturity date of March 26, 2012. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012. The Promissory Note is secured by the personal guaranty of Jerry Parish. The note has been extended until December 6, 2014. The outstanding balance at March 31, 2014 and December 31, 2013 was $142,000.

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The note has been extended until December 28, 2014.The outstanding balance at March 31, 2014 and December 31, 2013 was $100,000.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. At maturity, the Promissory Note was increased to $320,000 and the maturity date extended to February 25, 2014.  The Company is working on receiving a further extension. The outstanding balance at March 31, 2014 was $320,000.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in May 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. At maturity, the note was renewed and reduced to $150,000 and the maturity extended to May 15, 2014. The outstanding balance at March 31, 2013 was $150,000.

The following table summarizes the credit facilities and promissory notes discussed above for the period ended March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Credit Facility - Moody Bank	$616,154	$783,049
Credit facility – MNH Holdings	9,300,000	9,300,000
Promissory Notes	712,000	712,000
Total notes payable	$10,628,154	$10,795,049

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the remainder of the 2014 fiscal year, we plan to continue investigating opportunities to support our long-term growth initiatives. We are exploring opportunities to increase the Company’s capital base through institutional or bank funding, the issuance by the Company of additional common or preferred stock and/or the issuance of convertible debt, which may not be available on favorable terms if at all. The Company has also historically engaged various consultants from time to time in an effort to help facilitate the Company’s ability to raise funding. Without access to additional capital in the form of debt or equity, the Company’s ability to add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio, after paying its debt servicing costs. While we believe that the cash flow from its current lease portfolio is sufficient to service the Company’s debts and expenses (assuming the continued renewal/extension of its outstanding credit facilities described above), it may not generate sufficient excess cash to allow the Company to enter into enough new leases to generate a profit.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

For the three months ended March 31, 2014, total revenues were $1,911,843 compared to $3,245,967 for the three months ended March 31, 2013, a decrease in total revenues of $1,334,124 or 41% from the prior period. Revenues from sales-type leases, net, decreased $257,363 or 14% to $1,618,392 for the three months ended March 31, 2014, from $1,875,755 for the three months ended March 31, 2013. Revenues from amortization of unearned income related to sales-type leases decreased $1,076,761 or 79% to $293,451 for the three months ended March 31, 2014, from $1,370,212 for the three months ended March 31, 2013. The decrease in revenues from sales-type leases, net, was principally due to the lack of availability of financing and lower internally-generated funds to acquire new leases during the three months ended March 31, 2014 compared to the prior period. The decrease in revenues from amortization of unearned income related to sales-type leases was principally due to differences in the terms of new leases that were added versus the terms of leases that were terminated during the period.

Cost of revenues decreased $1,704,380 or 62% to $1,057,364 for the three months ended March 31, 2014, as compared to $2,761,744 for the three months ended March 31, 2013. Cost of revenues decreased as a result of fewer purchases of vehicles for new leases as well as our ability to negotiate better prices per vehicle.

Gross profit increased $370,256 to $854,479 for the three months ended March 31, 2014 compared to $484,223 for the three months ended March 31, 2013. The 76% increase in gross profit was due to the 62% decrease in total cost of revenues offset by the 41% decrease in revenues.

Gross profit as a percentage of revenue increased from 15% for the three months ended March 31, 2013, to 45% for the three months ended March 31, 2014.

General and administrative expenses were $672,182 and $625,778, for the three months ended March 31, 2014 and March 31, 2013, respectively, constituting an increase of $46,404 or 7% from the prior period. The increase in general and administrative expenses was mainly associated with higher payroll expenses for the three months ended March 31, 2014 versus the prior period.

Total other expense was $263,143 and $394,920, for the three months ended March 31, 2014 and March 31, 2013, respectively, a decrease of $131,777 or 33% from the prior period, which included a decrease in interest expense of $133,822 or 34% to $263,143 for the three months ended March 31, 2014, compared to $396,965 for the three months ended March 31, 2013 and a decrease of $2,045 in other income to $0 for the three months ended March 31, 2014, compared to $2,045 for the three months ended March 31, 2013. The decrease in interest expense was due to lower outstanding principal balances on our credit facilities during the period, offset by higher interest rates on such facilities.

The Company had a net loss for the three months ended March 31, 2014 of $80,846 compared to a net loss of $536,475 for the three months ended March 31, 2013. This improvement of $455,629 or 85% in net loss was the result of the decrease in cost of revenues and interest expense, offset by lower revenues.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $18,726,882 as of March 31, 2014, which included cash and cash equivalents of $429,747, investment in sales-type leases, net, of $17,742,528, vehicle inventory of $547,361, net property and equipment of $2,617, and other assets of $4,629.

We had total liabilities as of March 31, 2014 of $14,783,953, which included $804,218 of accounts payable and accrued liabilities, $10,628,154 of amounts due under our credit facilities with senior lenders and third parties (described in greater detail above under “Moody Bank Facility”, “MNH Loan Agreement” and “Third Party Promissory Notes”), $1,933,501 of derivative liability, and $1,418,080 of notes payable to related parties, discussed below.

We generated $66,967 in cash from operating activities for the three months ended March 31, 2014, which was due to the net loss of $80,846, offset by proceeds from collections and reductions of net investment in sales-type leases of $626,751 and non-cash charges for the period included imputed interest of $12,935, both of which also contributed positively to the cash provided by operating activities. Those items negatively impacting the cash provided by operations for the three months ended March 31, 2014, were an increase in inventory of $47,398, a decrease in accounts payable and accrued expenses of $330,782 and a decrease in bad debt expense of $116,507.

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

Our cash balance was not affected by investing activities for the three months ended March 31, 2014 and March 31, 2013.

We generated $39,985 of net cash in financing activities for the three months ended March 31, 2014, which was due to $166,895 of payments on credit facilities, offset by $206,880 of net proceeds from new borrowings from related parties.

We had $329,700 of net cash used in financing activities for the three months ended March 31, 2013, which was due to $380,339 of payments on credit facilities, offset by $100,000 of net proceeds from new borrowings from notes payable. We also used $49,361 for payments on debt from related parties

The Company’s credit facilities and third party notes are described in greater detail above under “Moody Bank Facility”, “MNH Loan Agreement” and “Third Party Promissory Notes”.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of March 31, 2014 and December 31, 2013 were $1,418,080 and $1,211,200, respectively. These notes payable are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. During the period ended March 31, 2014, borrowings of $240,000 and repayments of $33,120 were made between the shareholders and the Company. During the period ended March 31, 2013, repayments of $49,360 were made to the shareholders by the Company. Interest expense of $12,935 and $9,457 was recorded as contributed capital for the three months ended March 31, 2014 and 2013, respectively.

We believe that the Company has adequate cash flow being generated from its investment in sales-type leases and inventories to meet its financial obligations to its lenders in an orderly manner, provided we are able to continue to renew or refinance the current credit facilities and the outstanding balances are amortized over a four to five year period. The Company has historically been able to negotiate such renewals with its lenders. However, there is no assurance that the Company will be able to negotiate such renewals in the future on terms that will be acceptable to the Company.

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

These control deficiencies were not resolved by March 31, 2014. The Company continues to work with an experienced third party accounting firm in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

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

ITEM 1A. - RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 31, 2014, and investors are encouraged to review such risk factors and the risk factors below prior to making an investment in the Company.

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

DATED: May 15, 2014
By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer and Chief Financial Officer,
Secretary and President
(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(2)	Amended and Restated Articles of Incorporation
3.2(2)	Amended and Restated Bylaws
3.3(3)	Amendment to the Bylaws of the Company
4.1(1)	Incentive Stock Option for 2,000,000 shares
4.2(1)	Designation of Series B Convertible Preferred Stock
4.3(2)	2008 Directors, Officers, Employees and Consultants Stock Option, Stock Warrant and Stock Award Plan
4.4(11)	Common Stock Purchase Warrant (November 19, 2013) Raven Asset-Based Opportunity Fund I, L.P. (16,140,000 shares)
4.5(11)	Common Stock Purchase Warrant (November 19, 2013) MNH Management LLC (3,860,000 shares)
10.1(1)
Agreement and Plan of Reorganization among Legacy Communications Corporation, The Mint Leasing, Inc., a Texas corporation, and the shareholders of the Mint Leasing, Inc., dated July 18, 2008 (without Exhibits).

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Modification, Renewal and Extension Agreement with Sterling Bank
10.6(5)	Modification Agreement with Sterling Bank
10.7(5)	Third Renewal, Extension and Modification Agreement with Moody Bank
10.8(6)	Securities Purchase Agreement
10.9(6)	Convertible Promissory Note
10.10(6)	First Amendment to Employment Agreement with Jerry Parish
10.11(7)	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises, Inc.
10.12(8)	Fourth Renewal, Extension and Modification Agreement with Moody Bank
10.13(8)	March 2012 Extension Agreement with Comerica Bank
10.14(9)	$100,000 Promissory Note with Pamela Kimmel (December 6, 2011)
10.15(9)	$100,000 Promissory Note with Pablo J. Olivarez (November 28, 2011)
10.16(9)	$220,000 Promissory Note with Sambrand Interests, LLC (February 2, 2012)
10.17(9)	$250,000 Promissory Note with Sambrand Interests, LLC
10.18(9)	Form of Company Dealer Agreement
10.19(9)	Second Amendment to Employment Agreement
10.20(10)	Fifth Renewal, Extension and Modification Agreement with Moody Bank (March 2013)
10.21(10)	$320,000 Promissory Note with Sambrand Interests, LLC (February 2013)
10.22(11)	Settlement Agreement between Comerica Bank, the Company, Jerry Parish, and Victor M. Garcia (November 19, 2013)
10.23(11)	Amended and Restated Loan and Security Agreement - the Company, The Mint Leasing, Inc. (Texas), The Mint Leasing South, Inc. (Texas) and MNH Management, LLC (November 19, 2013)
10.24(11)	Amended and Restated Secured Promissory Note (Term Loan) - In Favor of MNH Management, LLC (November 19, 2013)
10.25(11)	Personal Guaranty of Jerry Parish (November 19, 2013)
10.26(11)	Collateral Assignment of Leases (November 19, 2013)
10.27(11)	Pledge and Security Agreement (November 19, 2013)
10.28(11)	Securities Issuance Agreement (November 19, 2013)
10.29*	Sixth Renewal, Extension and Modification Agreement with Moody Bank (April 2014)
14.1(10)	Code of Ethics dated July 18, 2008
21.1(12)	Subsidiaries
31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(12) Filed as an exhibit to the Company’s Form 10-K, filed with the Commission on March 31, 2014, and incorporated herein by reference.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.