Form 10-Q
period 2014-06-30
MINT LEASING INC
filed 2014-08-14
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014, there were 85,654,416 shares of the registrant’s common stock, $0.001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$94,621	$322,795
Investment in sales-type leases, net of allowance of $314,670 and $445,214, respectively	17,272,871	18,252,772
Vehicle inventory	495,899	499,963
Property and equipment, net	1,609	5,431
Other asset	4,629	4,629
TOTAL ASSETS	$17,869,629	$19,085,590
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$753,037	$1,135,000
Derivative liability	4,400,001	1,933,501
Short-term credit facilities	4,317,362	3,499,364
Notes payable to related parties	1,428,914	1,211,200
Total Current Liabilities	10,899,314	7,779,065

Long-term credit facilities	5,683,338	7,295,685
TOTAL LIABILITIES	16,582,652	15,074,750

STOCKHOLDERS' EQUITY
Preferred stock; Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 shares outstanding at June 30, 2014 and December 31, 2013	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 85,654,416 and 80,414,980 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	85,654	80,415
Additional paid in capital	9,722,838	9,525,055
Retained earnings	(8,523,515)	(5,596,630)
Total Stockholders' Equity	1,286,977	4,010,840

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,869,629	$19,085,590

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ending June 30, 2014	Three Months Ending June 30, 2013	Six Months Ending June 30, 2014	Six Months Ending June 30, 2013

REVENUES
Sales-type leases, net	$1,801,218	$1,358,237	$3,419,610	$3,233,992
Amortization of unearned income related to sales-type leases	543,313	(151,497)	836,764	1,218,715
TOTAL REVENUES	2,344,531	1,206,740	4,256,374	4,452,707

COST OF REVENUES	1,860,427	1,444,165	3,118,116	4,205,909

GROSS PROFIT (LOSS)	484,104	(237,425)	1,138,258	246,798

GENERAL AND ADMINISTRATIVE EXPENSE	601,196	682,448	1,073,053	1,308,226

INCOME BEFORE OTHER INCOME (EXPENSE) FROM OPERATIONS	(117,092)	(919,873)	65,205	(1,061,428)

OTHER INCOME (EXPENSE)
Interest expense	(262,447)	(372,371)	(525,590)	(769,336)
Loss on Derivatives	(2,466,500)	-	(2,466,500)	-
Other Expense	-	(32,127)	-	(32,082)
Total Other Income (Expense)	(2,728,947)	(404,498)	(2,992,090)	(801,418)

INCOME (LOSS) BEFORE INCOME TAXES	(2,846,039)	(1,324,371)	(2,926,885)	(1,862,846)

PROVISION (BENEFIT) FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(2,846,039)	$(1,324,371)	$(2,926,885)	$(1,862,846)

Basic average shares outstanding	84,805,631	80,414,980	82,622,434	81,276,858

Basic earnings per share	$(0.03)	$(0.02)	$(0.04)	$(0.02)

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,926,885)	$(1,862,846)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,822	-
Bad debt expense	(130,544)	-
Stock based compensation	177,183	-
Imputed interest on related party notes	25,839	18,045
Loss on derivative	2,466,500	-
Change in operating assets and liabilities:
Net investment in sales-type leases	1,110,445	3,821,989
Inventory	4,064	(864,129)
Accounts payable and accrued expenses	(381,963)	(328,085)
Net Cash provided by operating activities	348,461	784,974

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Notes Payable – Third Party	70,000	100,000
Cash overdraft	-	150,699
Payments on Notes Payable	(864,349)	(1,325,601)
Borrowings on loans from related parties	320,000	-
Payment on loans from related parties	(102,286)	(79,239)
Net Cash (used) by financing activities	(576,635)	(1,154,141)
INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	(228,174)	(369,167)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	322,795	894,794
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$94,621	$525,627

CASH PAID FOR:
Interest	$489,597	$475,448
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of shares of common stock	$-	$2,000

“See accompanying notes to the unaudited consolidated financial statements.”

The Mint Leasing, Inc.
Notes to Consolidated Financial Statements
June 30, 2014
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

C. Revenue recognition

The Company’s customers typically finance vehicles over periods ranging from three to nine years. These financing agreements are classified as either operating or sales type leases as prescribed by the Financial Accounting Standards Board (“FASB”). Revenues representing the capitalized costs of the vehicles are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term. For the six months ended June 30, 2014 and 2013, amortization of unearned income totaled $836,764 and $1,218,715, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D. Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s). Vehicles that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue. Total cost of sales was $3,118,116 and $4,205,909 for the six months ending June 30, 2014 and 2013, respectively.

E. Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents in the accompanying balance sheets. At June 30, 2014 and December 31, 2013, the Company had cash of $94,621 and $322,795, respectively. The Company had no cash equivalents at June 30, 2014 and December 31, 2013.

At June 30, 2014 and December 31, 2013, the Company had no deposits that exceeded FDIC insurance coverage limits.

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

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the six months ended June 30, 2014 and 2013 totaled $35,812 and $942, respectively.

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

We adopted the provisions of the FASB’s guidance related to accounting for uncertainty as to income tax positions on January 1, 2008. As of June 30, 2014 and December 31, 2013, we had no liabilities included on the consolidated balance sheets associated with uncertain tax positions. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

N. Net Income (Loss) Per Common Share Data

Basic net income (loss) per common share, or earnings per share ("EPS"), is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting outstanding shares, assuming any dilutive effects of options and common stock warrants calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants. At June 30, 2014 and 2013, there was no difference between basic and diluted earnings (loss) per share.

O. Preferred Stock Rights and Privileges

We have a total of 20,000,000 shares of preferred stock (the “Preferred Stock”) authorized. The rights and privileges of the Preferred Stock are detailed as follows:

Series A Convertible Preferred Stock

As of June 30, 2014 and December 31, 2013, we had 185,000 shares of Series A Convertible Preferred Stock designated and 0 shares issued and outstanding.

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

Series B Convertible Preferred Stock

As of June 30, 2014 and December 31, 2013, we had 2,000,000 shares of Series B Convertible Preferred Stock designated, authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

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

NOTE 3 –NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2018. Following is a summary of the components of the Company’s net investment in sales-type leases at June 30, 2014 and December 31, 2013:

		As of
	As of June 30, 2014	December 31, 2013

Total Minimum Lease Payments to be Received	$12,224,554	$13,104,749
Residual Values	9,154,254	9,526,069
Lease Carrying Value	21,378,808	22,630,818
Less: Allowance for Uncollectible Amounts	(314,670)	(445,214)
Less: Unearned Income	(3,791,267)	(3,932,832)
Net Investment in Sales-Type Leases	$17,272,871	$18,252,772

NOTE 4 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Cost and accumulated depreciation of equipment and leasehold improvements as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	182,139	182,139
Total	286,100	286,100
Less: Accumulated Depreciation	(284,491)	(280,669)
Net Property and Equipment	$1,609	$5,431

Depreciation expense charged to operations was $3,822 and $0 for the six months ended June 30, 2014 and 2013, respectively.

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

On April 4, 2014 and effective March 1, 2014, Moody Bank agreed to enter into a Sixth Renewal, Extension and Modification Agreement (the “Sixth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to February 1, 2015 and we agreed to pay monthly payments of principal and interest under the Revolver of $60,621 per month (beginning April 1, 2014) until maturity. At June 30, 2014, the outstanding balance on the Revolver was $426,458. Additionally, at June 30, 2014, we were not in compliance with the covenants required by the Revolver.

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

The principal amount of the Amended Note, which had an initial balance on November 19, 2013 of $9,300,000, accrues interest at the rate of the greater of (i) the sum of (A) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (B) four and three quarters percent (4.75%) per annum, or (ii) eight percent (8%) per annum, which interest is payable each month beginning December 10, 2013. The principal amount of the Amended Note is payable in eighteen (18) consecutive monthly installments of principal in the amount of two hundred fifty-eight thousand three hundred thirty three dollars ($258,333), commencing on May 12, 2014, with a balloon payment equal to the remaining amount of the note due on November 19, 2015. The Company can prepay the Amended Note at any time. Upon an event of default under the Amended Note, the interest rate of the Amended Note increases to six percent (6%) above the then applicable interest rate. The Loan Agreement includes customary events of default and positive and negative covenants for facilities of similar nature and size as the Loan Agreement.

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

At June 30, 2014, the MNH Note had an outstanding balance of $8,792,242. At June 30, 2014 and December 31, 2013, the MNH Note had accrued interest of $39,075 and $48,825, respectively. Additionally, at June 30, 2014, we were in compliance with the covenants required by the Amended Note.

Third Party Promissory Notes

On March 26, 2011, the Company entered into a Promissory Note with Pamela Kimmel in the amount of $142,000, with a maturity date of March 26, 2012. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2014 and December 31, 2013 was $142,000. The note has been extended until December 6, 2014.

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez, a third party (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due and payable on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2014 and December 31, 2013 was $100,000. The note has been extended until December 28, 2014.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party, in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. At maturity, the Promissory Note was increased to $320,000 and the maturity extended to February 25, 2015. The outstanding balance at June 30, 2014 was $320,000.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in May 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. At maturity, the note was renewed and reduced to $150,000 and the maturity extended to May 15, 2014. The outstanding balance at June 30, 2014 was $150,000.  The note has been extended until May 15, 2015.

On May 26, 2014, the Company entered into another Promissory Note with Pablo J. Olivarez in the amount of $70,000, which accrues interest at the rate of 12% per annum payable monthly, and is due and payable on June 15, 2015. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2014 was $70,000.

The following table summarizes the credit facilities and promissory notes discussed above for the period ended June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Credit Facility - Moody Bank	$426,458	$783,049
Credit facility – MNH Holdings	8,792,242	9,300,000
Promissory Notes	782,000	712,000
Total notes payable	$10,000,700	$10,795,049

Related Party Promissory Notes

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of June 30, 2014 and December 31, 2013 were $1,428,914 and $1,211,200, respectively. These notes payable are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. Interest expense of $25,839, and $18,045 was recorded as contributed capital for the six months ended June 30, 2014 and 2013, respectively.

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below:

June 30, 2014:
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment in sales-type leases (a)	$-	$-	$17,272,871	$-
Derivatives (recurring)	$-	$-	$4,400,001	$(2,466,500)

December 31, 2013:
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment in sales-type leases (a)	$-	$-	$18,252,772	$-
Derivatives (recurring)	$-	$-	$1,933,501	$(50,392)

(a)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This valuation is a type 3 indicator.

NOTE 7 -RELATED PARTY TRANSACTIONS

During the fiscal years ended 2014 and 2013, Mr. Parish has an agreement with the Company to receive cash compensation of $315,000. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2014 and 2013. The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease has been renewed most recently to July 31, 2014, which included an adjacent property at the rate of $20,000 per month. In conjunction with the Company's cost reduction efforts the monthly rental payment was reduced to $15,000 per month since 2010. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market. Rent expense under the lease amounted to $90,000 and $90,000 for the six month periods ended June 30, 2014 and June 30, 2013, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of June 30, 2014 and December 31, 2013 were $1,428,914 and $1,211,200, respectively. These notes payable are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. Interest expense of $25,839, and $18,045 was recorded as contributed capital for the six months ended June 30, 2014 and 2013, respectively.

The Company issued 4,239,436 shares of common stock to Victor Garcia, a related party on April 1, 2014 in consideration for services rendered.  The shares were recorded at a price per share based on the fair market value on the date of grant for a total value of $127,183.

NOTE 8– DERIVATIVE LIABILITIES

As discussed in Note 5 under Credit Facilities, the Company granted warrants to purchase 20,000,000 shares of its common stock at a future date, which have a term of 7 years and an exercise price of $0.05 per share. The warrants granted to Raven Asset-Based Opportunity Fund I L.P. and MNH Management LLC were valued as of the issuance dates and revalued at December 31, 2013 and June 30, 2014.

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

The Warrants include a dilutive reset feature (no resets have occurred from issuance to June 30, 2014) and Put right provisions and were therefore treated as a derivative liability as of issuance and each quarterly period thereafter.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a Monte Carlo simulation discussed below. At November 19, 2013, the Company recorded current derivative liabilities of $1,883,109. The net change in fair value of the derivative liabilities for the year ended December 31, 2013 resulted in a loss of $50,392, which was reported as other income/(expense) in the consolidated statements of operations. At December 31, 2013, the derivative liabilities were valued at $1,933,501.  At June 30, 2014 the derivative liabilities were valued at $4,400,001.

The following table presents details of the Company’s derivative liabilities as of June 30, 2014 and December 31, 2013:

Total
Balance December 31, 2013	$1,933,501
Change in fair market value of derivative liabilities	2,466,500
Balance June 30, 2014	$4,400,001

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows:

For issuances of warrants:

-	Stock prices on all measurement dates were based on the fair market value
-	The probability of future financing was estimated at 100%
-	Computed volatility ranging from 139% to 143%
-	Risk free rate at 1.48%
-	Expected term from 6.39 to 6.64

See Note 6 for a discussion of fair value measurements.

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

NOTE 10 – ONGOING RELATIONSHIPS WITH FINANCIAL INSTITUTIONS AND GOING CONCERN

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

The following table discloses the recorded investment in financing receivables by credit quality indicator as at June 30, 2014 (in thousands):

Net
Investment
in Leases
Current	$10,733
Performing	5,595
Poor	1,260
Total	$17,588

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

The Company’s net investment leases on non-accrual status as of June 30, 2014, are as follows (in thousands):

	Recorded	Related
	Investment	Allowance
Net investment in leases	$315	$(315)

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

The Company’s aged financing receivables as of June 30, 2014 are as follows (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
		31-90	91+	Financing	Recorded	Recorded	Related	Net of
	Current	Days	Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$10,733	$5,595	$1,260	$17,588	$-	$17,588	$(315)	$17,273

The Company recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of June 30, 2014 (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
		31-90	91+	Financing	Recorded	Recorded	Related	Net of
	Current	Days	Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$10,733	$5,595	$945	$17,273	$-	$17,273	$-	$17,273

Activity in our reserves for credit losses for the six months ended June 30, 2014 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2014	$445
Provision for bad debts	(130)
Recoveries	-
Write-offs and other	-
Balance June 30, 2014	$315

Our reserve for credit losses and minimum lease payments associated with our investment in sales- type lease balances disaggregated on the basis of our impairment method were as follows as of June 30, 2014 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$5,595
Ending balance: individually evaluated for impairment	945
Ending balance	$6,540

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

The tax liabilities incurred will be offset by the tax loss carry forward. The Company does not have any material uncertain income tax positions. As a result, the net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $3,977,877 and $3,724,336 at June 30, 2014 and December 31, 2013, respectively, and will expire in the years 2021 through 2031.

NOTE 13 – STOCK, OPTIONS AND WARRANTS

Stock

On March 19, 2013, 2,000,000 shares were cancelled due to non-performance of services agreed to be performed during 2011.

The Company issued 1,000,000 shares of common stock to a consultant in accordance with a services agreement during 2014.  The shares were recorded at a price per share based on the fair market value on the date of the services agreement for a total value of $50,000.

The Company issued 4,239,436 shares of common stock to Victor Garcia, a related party, on April 1, 2014 in consideration for services rendered.  The shares were recorded at a price per share based on the fair market value on the date of grant for a total value of $127,183.

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

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows:

For issuances of warrants:

-	Stock prices on all measurement dates were based on the fair market value
-	The probability of future financing was estimated at 100%
-	Computed volatility ranging from 139% to 143%
-	Risk free rate of 1.48%
-	Expected term from 6.39 to 6.64

See Note 6 for a discussion of fair value measurements and Note 8 for a discussion of derivative liabilities.

A summary of activity under the Employee Stock Plans for the periods ended June 30, 2014 and December 31, 2013 is presented below:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2012	2,000,000	$3.00
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	-	$-
Outstanding/exercisable – December 31, 2013	2,000,000	$3.00
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	-	$-
Outstanding/exercisable – June 30, 2014	2,000,000	$3.00

The following table summarizes information about outstanding warrants at June 30, 2014 and December 31, 2013:

	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price
12/31/2013	20,300,000	6.80	$0.05
6/30/2014	20,300,000	6.55	$0.05

NOTE 14 – SUBSEQUENT EVENTS

KBM Worldwide, Inc. Convertible Note

On July 9, 2014, the Company sold KBM Worldwide, Inc. (the “Investor”) a Convertible Promissory Note in the principal amount of $158,500 (the “Convertible Note”), pursuant to a Securities Purchase Agreement, dated the same day (the “Purchase Agreement”). The Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and is due and payable on April 15, 2015. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time following the 180th day after the Convertible Note was issued. The conversion price of the Convertible Note is equal to the greater of (a) $0.00005 per share, and (b) 61% multiplied by the average of the three lowest trading prices of the Company’s common stock on the ten trading days before any conversion (representing a discount of 39%). The conversion price is also subject to dilutive protection as provided in the Convertible Note.

At no time may the Convertible Note be converted into shares of common stock of the Company if such conversion would result in the Investor and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of the Company’s shares of common stock.

The Company may prepay in full the unpaid principal and interest on the Convertible Note, upon notice any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 110% to 135% of the then outstanding balance on the Convertible Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made.

The Company plans to repay the loan prior to any conversion.

Jerry Parish Loan

On July 18, 2014, Jerry Parish, our sole officer and director and majority shareholder, loaned the Company $240,000 which accrues interest at the rate of 10% per annum, is due and payable (along with accrued interest) on July 18, 2015, and is evidenced by a Promissory Note.

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
• our ability to repay existing debt obligations;
• dilution to shareholders due to conversions of our outstanding convertible note;
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

On April 4, 2014 and effective March 1, 2014, Moody Bank agreed to enter into a Sixth Renewal, Extension and Modification Agreement (the “Sixth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to February 1, 2015 and we agreed to pay monthly payments of principal and interest under the Revolver of $60,621 per month (beginning April 1, 2014) until maturity. At June 30, 2014, the outstanding balance on the Revolver was $426,458. Additionally, at June 30, 2014, we were not in compliance with the covenants required by the Revolver.

MNH Credit Facility

On November 19, 2013, we, Mint Texas and The Mint Leasing South, Inc. (“Mint South”), our wholly-owned subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with MNH Management LLC (“MNH”), pursuant to which, among other things, our outstanding obligations related to our then existing Comerica debt were acquired by MNH, and the terms of such debt were amended and revised in the form of a new Amended and Restated Secured Term Loan Note (the “Amended Note”). As part of the acquisition of the debt by MNH, Comerica dismissed its lawsuit against us. In connection with the Loan Agreement and the transactions contemplated therein, we paid MNH a fee of $418,500 (4.5% of the Amended Note) at closing and agreed to pay MNH a collateral monitoring fee of 1/12th of one percent of the balance of the Amended Note per month during the term of the Amended Note, as well as certain other expenses described in greater detail in the Amended Note.

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

At June 30, 2014, the MNH Note had an outstanding balance of $8,792,242. At June 30, 2014 and December 31, 2013, the MNH Note had accrued interest of $39,075 and $48,825, respectively. Additionally, at June 30, 2014, we were in compliance with the covenants required by the Amended Note.

Third Party Promissory Notes and Related Party Notes

On March 26, 2011, the Company entered into a Promissory Note with Pamela Kimmel in the amount of $142,000, with a maturity date of March 26, 2012. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2014 and December 31, 2013 was $142,000. The note has been extended until December 6, 2014.

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez, a third party (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due and payable on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2014 and December 31, 2013 was $100,000. The note has been extended until December 28, 2014.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party, in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. At maturity, the Promissory Note was increased to $320,000 and the maturity extended to February 25, 2015. The outstanding balance at June 30, 2014 was $320,000.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in May 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. At maturity, the note was renewed and reduced to $150,000 and the maturity extended to May 15, 2014. The outstanding balance at June 30, 2014 was $150,000.  The note was further extended until May 15, 2015.

On May 26, 2014, the Company entered into another Promissory Note with Pablo J. Olivarez in the amount of $70,000, which accrues interest at the rate of 12% per annum payable monthly, and is due and payable on June 15, 2015. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2014 was $70,000.

The following table summarizes the credit facilities and promissory notes discussed above for the period ended June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Credit Facility - Moody Bank	$426,458	$783,049
Credit facility – MNH Holdings	8,792,242	9,300,000
Promissory Notes	782,000	712,000
Total notes payable	$10,000,700	$10,795,049

KBM Worldwide, Inc. Convertible Note

On July 9, 2014, the Company sold KBM Worldwide, Inc. (the “Investor”) a Convertible Promissory Note in the principal amount of $158,500 (the “Convertible Note”), pursuant to a Securities Purchase Agreement, dated the same day (the “Purchase Agreement”). The Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and is due and payable on April 15, 2015. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time following the 180th day after the Convertible Note was issued. The conversion price of the Convertible Note is equal to the greater of (a) $0.00005 per share, and (b) 61% multiplied by the average of the three lowest trading prices of the Company’s common stock on the ten trading days before any conversion (representing a discount of 39%). The conversion price is also subject to dilutive protection as provided in the Convertible Note.

At no time may the Convertible Note be converted into shares of common stock of the Company if such conversion would result in the Investor and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of the Company’s shares of common stock.

The Company may prepay in full the unpaid principal and interest on the Convertible Note, upon notice any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 110% to 135% of the then outstanding balance on the Convertible Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made.

The Company plans to repay the loan prior to any conversion.

Jerry Parish Loan

On July 18, 2014, Jerry Parish, our sole officer and director and majority shareholder, loaned the Company $240,000 which accrues interest at the rate of 10% per annum, is due and payable (along with accrued interest) on July 18, 2015, and is evidenced by a Promissory Note.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the remainder of the 2014 fiscal year, we plan to continue investigating opportunities to support our long-term growth initiatives. We are exploring opportunities to increase the Company’s capital base through institutional or bank funding, the issuance by the Company of additional common or preferred stock and/or the issuance of convertible debt, which may not be available on favorable terms if at all. The Company has also historically engaged various consultants from time to time in an effort to help facilitate the Company’s ability to raise funding. Without access to additional capital in the form of debt or equity, the Company’s ability to repay existing liabilities and add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio. While we believe that the cash flow from our current lease portfolio is sufficient to service the Company’s debts and expenses (assuming the continued renewal/extension of our outstanding credit facilities described above and assuming we are able to obtain loans from third parties and Mr. Parish as needed), we may not generate sufficient excess cash to allow the Company to repay existing liabilities and/or we may not be able to enter into enough new leases to generate a profit.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

For the three months ended June 30, 2014, total revenues were $2,344,531 compared to $1,206,740 for the three months ended June 30, 2013, an increase in total revenues of $1,137,791 or 94% from the prior period. Revenues from sales-type leases, net, increased $442,981 or 33% to $1,801,218 for the three months ended June 30, 2014, from $1,358,237 for the three months ended June 30, 2013. Revenues from amortization of unearned income related to sales-type leases increased $694,810 or 459% to $543,313 for the three months ended June 30, 2014, from a loss of $151,497 for the three months ended June 30, 2013. The increase in revenues from sales-type leases, net, was principally due to the increased availability of internally-generated funds to acquire new leases during the three months ended June 30, 2014 compared to the prior period. The higher funds availability resulted from better terms on our refinanced debt discussed above. The increase in revenues from amortization of unearned income related to sales-type leases was principally due to differences in the terms of new leases that were added versus the terms of leases that were terminated during the period.

Cost of revenues increased $416,262 or 29% to $1,860,427 for the three months ended June 30, 2014, as compared to $1,444,165 for the three months ended June 30, 2013. Cost of revenues increased as a result of more purchases of vehicles for new leases partially offset by our ability to negotiate better prices per vehicle.

Gross profit increased $721,539 to $484,104 for the three months ended June 30, 2014 compared to a gross loss of $237,425 for the three months ended June 30, 2013. The 304% increase in gross profit was due to the 94% increase in revenues and the lower percentage increase in cost of revenues.

Gross profit as a percentage of revenue increased from negative 20% for the three months ended June 30, 2013, to positive 21% for the three months ended June 30, 2014.

General and administrative expenses were $601,196 and $682,448, for the three months ended June 30, 2014 and June 30, 2013, respectively, constituting a decrease of $81,252 or 12% from the prior period. The decrease in general and administrative expenses was mainly associated with better control of overhead expenses for the three months ended June 30, 2014 versus the prior period.

Total other expense was $2,728,947 and $404,498, for the three months ended June 30, 2014 and June 30, 2013, respectively, an increase of $2,324,449 or 575% from the prior period, which included an increase in derivative losses of $2,466,500, or 100% for the three months ended June 30, 2014, partially offset by a decrease in interest expense of $109,924 or 30% to $262,447 for the three months ended June 30, 2014, compared to $372,371 for the three months ended June 30, 2013 and a decrease of $32,127 in other expense to $0 for the three months ended June 30, 2014, compared to $32,127 for the three months ended June 30, 2013. The decrease in interest expense was due to lower outstanding principal balances on our credit facilities during the period, partially offset by higher interest rates on such facilities. The derivative loss is a non-cash expense related to the mark-to-market of the liability associated with the warrants issued in connection with the MNH debt discussed above.

The Company had a net loss for the three months ended June 30, 2014 of $2,846,039 compared to a net loss of $1,324,371 for the three months ended June 30, 2013. This decline of $1,521,668 or 115% in net loss was almost entirely due to the derivative losses, offset by higher revenues, lower general and administrative expense, and lower interest expense.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

For the six months ended June 30, 2014, total revenues were $4,256,374, compared to total revenues of $4,452,707, for the six months ended June 30, 2013, a decrease in total revenues of $196,333 or 4% from the prior period. Revenues from sales-type leases, net increased $185,618 or 6% to $3,419,610 for the six months ended June 30, 2014, from $3,233,992 for the six months ended June 30, 2013. Revenues from amortization of unearned income related to sales-type leases decreased $381,951 or 31% to $836,764 for the six months ended June 30, 2014, from $1,218,715 for the six months ended June 30, 2013. The increase in revenues from sales-type leases, net, was principally due to the higher availability of internally-generated funds during the six months ended June 30, 2014 compared to the prior period. The higher availability of funds to enter into new sales-type leases is due to lower payments on our credit facilities with senior lenders during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013. The decrease in revenues from amortization of unearned income related to sales-type leases was principally due to fewer outstanding leases due to higher than normal early lease terminations and differences in the terms of new leases that were added versus the terms of leases that were terminated during the period.

Cost of revenues decreased $1,087,793 or 26% to $3,118,116 for the six months ended June 30, 2014, as compared to $4,205,909 for the six months ended June 30, 2013. Cost of revenues decreased as a result of our ability to negotiate better pricing on vehicle purchases for new leases, partially offset by higher costs associated with early lease terminations.

Gross profit increased $891,460 to $1,138,258 for the six months ended June 30, 2014 compared to gross profit of $246,798 for the six months ended June 30, 2014. The 361% increase in gross profit was due to the 26% decrease in total cost of revenues offset by the 4% decrease in total revenues.

General and administrative expenses were $1,073,053 and $1,308,226, for the six months ended June 30, 2014 and June 30, 2013, respectively, constituting a decrease of $235,173 or 18% from the prior period. The decrease in general and administrative expenses was mainly associated with higher one-time legal, accounting, and consulting expenses associated with attempting to secure new financing in the prior period as well as better control of overhead expenses.

Total other expense was $2,992,090 and $801,418, for the six months ended June 30, 2014 and June 30, 2013, respectively, an increase of $2,190,672 or 273% from the prior period, which included an increase in loss on derivatives to $2,466,500 for the six months ended June 30, 2014, compared to $0 for the six months ended June 30, 2013, partially offset by a decrease of $243,745 or 32% in interest expense to $525,590 for the six months ended June 30, 2014, compared to $769,336 for the six months ended June 30, 2013, and no other expense for the six months ended June 30, 2014 compared to other expense of $32,082 for the six months ended June 30, 2013. The decrease in interest expense for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was due to lower overall loan balances on senior debt, partially offset by a higher interest rate applied to the outstanding balance on the senior debt. The loss on derivatives is a non-cash expense related to the mark-to-market of the liability associated with the warrants issued in connection with the MNH debt discussed above.

The Company had a net loss for the six months ended June 30, 2014 of $2,926,885 compared to a net loss of $1,862,846 for the six months ended June 30, 2013. This increase of $2,190,672 in net loss was almost entirely due to the loss on derivatives, offset by higher revenues, lower cost of goods sold, lower general and administrative expense, and lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $17,869,639 as of June 30, 2014, which included cash and cash equivalents of $94,621, investment in sales-type leases, net, of $17,272,871, vehicle inventory of $495,899, net property and equipment of $1,609, and other assets of $4,629.

We had total liabilities as of June 30, 2014 of $16,582,652, which included $753,037 of accounts payable and accrued liabilities, $10,000,700 of amounts due under our credit facilities with senior lenders and third parties (described in greater detail above under “Moody Bank Facility”, “MNH Loan Agreement” and “Third Party Promissory Notes and Related Party Notes”), $4,400,001 of derivative liability (described in Note 8 to the financial statements attached hereto), and $1,428,914 of notes payable to related parties, discussed below.

We generated $348,461 in cash from operating activities for the six months ended June 30, 2014, which was due to proceeds from collections and reductions of net investment in sales-type leases of $1,110,445, a decrease in inventory of $4,064, and non-cash charges for the period that included loss on derivative of $2,466,500, imputed interest of $25,839, depreciation of $3,822, and stock compensation expense of $177,183, all of which contributed positively to the cash provided by operating activities, offset by net loss of $2,926,885, a decrease in accounts payable and accrued expenses of $381,963 and a non-cash change in bad debt expense of $130,544.

Our cash balance was not affected by investing activities for the six months ended June 30, 2014 and June 30, 2013.

We had $576,635 of net cash used in financing activities for the six months ended June 30, 2014, which was due to $864,349 of payments on credit facilities, offset by $70,000 of net proceeds from new borrowings from third parties and $320,000 in new debt from related parties partially offset by $102,286 in payments on related parties for borrowings.

The Company’s credit facilities and third party notes are described in greater detail above under “Moody Bank Facility”, “MNH Loan Agreement” and “Third Party Promissory Notes and Related Party Notes”.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of June 30, 2014 and December 31, 2013 were $1,428,914 and $1,211,200, respectively. These notes payable are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. During the period ended June 30, 2014, net borrowings of $217,714 were made between the shareholders and the Company. Interest expense of $25,839 and $18,045 was recorded as contributed capital for the six months ended June 30, 2014 and 2013, respectively.

Subsequent to June 30, 2014, the Company entered into a convertible note with KBM Worldwide, Inc. Additionally, Mr. Parish loaned the Company an aggregate of $289,000.  These notes are described in greater detail above under “Third Party Promissory Notes and Related Party Notes” - “KBM Worldwide, Inc. Convertible Note” and “Jerry Parish Loan”.

We believe that the Company has adequate cash flow being generated from its investment in sales-type leases and inventories to meet its financial obligations to its lenders in an orderly manner, provided we are able to continue to borrow funds from third parties and Mr. Parish as needed and assuming we are able to renew or refinance the current credit facilities and the outstanding balances are amortized over a four to five year period. The Company has historically been able to negotiate such renewals with its lenders. However, there is no assurance that the Company will be able to negotiate such renewals in the future on terms that will be acceptable to the Company.

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

These control deficiencies were not resolved by June 30, 2014. The Company continues to work with an experienced third party accounting firm in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

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

ITEM 1A. - RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Commission on March 31, 2014, except as discussed below, and investors are encouraged to review such risk factors and the risk factors below prior to making an investment in the Company.

The KBM Worldwide, Inc. Convertible Note is convertible into shares of our common stock at a discount to market.

The conversion price of the outstanding convertible note held by KBM Worldwide, Inc. in the amount of $158,500 (the “Convertible Note”) is equal to the greater of (a) $0.00005 per share, and (b) 61% multiplied by the average of the three lowest trading prices of the Company’s common stock on the ten trading days before any conversion (representing a discount of 39%).  As a result, any conversion of the Convertible Note and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below. Notwithstanding the above, we plan to repay the Convertible Note in full before any conversions take place.

The issuance and sale of common stock upon conversion of the Convertible Note may depress the market price of our common stock.

If sequential conversions of the Convertible Note and sales of such converted shares take place, the price of our common stock may decline, and as a result, the holder of the Convertible Note will be entitled to receive an increasing number of shares in connection with its conversions, which shares could then be sold in the market, triggering further price declines and conversions for even larger numbers of shares, to the detriment of our investors. The shares of common stock which the Convertible Note is convertible into may be sold without restriction pursuant to Rule 144. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock.

In addition, the common stock issuable upon conversion of the Convertible Note may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The Convertible Note will be convertible into shares of our common stock at a discount to market of 39% of the three lowest trading prices of the Company’s common stock on the ten trading days before any conversion, and such discount to market provides the holder with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, the note holder will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock cannot absorb the discounted shares, then the value of our common stock will likely decrease. Notwithstanding the above, we plan to repay the Convertible Note in full before any conversions take place.

The issuance of common stock upon conversion of the Convertible Note will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the Convertible Note will result in immediate and substantial dilution to the interests of other stockholders since the holder of the Convertible Note may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Convertible Note. Although the Convertible Note may not be converted if such conversion would cause the holder thereof to own more than 4.99% of our outstanding common stock, this restriction does not prevent the holder of the Convertible Note from converting some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99% limit. In this way, the holder of the Convertible Note could sell more than this limit while never actually holding more shares than this limit allows. If the holder of the Convertible Note chooses to do this, it will cause substantial dilution to the then holders of our common stock. Notwithstanding the above, we plan to repay the Convertible Note in full before any conversions take place.

The continuously adjustable conversion price feature of the Convertible Note could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Our existing stockholders will experience substantial dilution of their investment upon any conversion of the Convertible Note. The Convertible Note is convertible into shares of common stock at a conversion price equal to 39% of the three lowest trading prices of the Company’s common stock on the ten trading days before any conversion. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline, and if so, the holder of the Convertible Note would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The continuously adjustable conversion price feature of our Convertible Note may encourage the holder of the Convertible Note to sell short our common stock, which could have a depressive effect on the price of our common stock.

The Convertible Note is convertible into shares of our common stock at a conversion price equal to 39% of the three lowest trading prices of the Company’s common stock on the ten trading days before any conversion. The significant downward pressure on the price of our common stock as the holder of the Convertible Note converts and sells material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock. In addition, not only the sale of shares issued upon conversion of the Convertible Note, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock. Notwithstanding the above, we plan to repay the Convertible Note in full before any conversions take place.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2014, we issued 4,239,436 shares of our restricted common stock to Victor Garcia, a significant shareholder of the Company, in consideration for Mr. Garcia performing services for us without cash compensation since approximately 2010.

In June 2014, we issued 1,000,000 shares of our restricted common stock to a consultant in consideration for services rendered by the consultant in connection with the refinance of our outstanding loan agreement with Comerica Bank (as described above) in November 2013.

On July 9, 2014, we sold KBM Worldwide, Inc. a Convertible Promissory Note in the principal amount of $158,500 pursuant to a Securities Purchase Agreement, dated the same day.

The issuances described above were exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients (a) were “accredited investors;”  and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

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

DATED: August 14, 2014
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

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Modification, Renewal and Extension Agreement with Sterling Bank
10.6(5)	Modification Agreement with Sterling Bank
10.7(5)	Third Renewal, Extension and Modification Agreement with Moody Bank
10.8(6)	Securities Purchase Agreement
10.9(6)	Convertible Promissory Note
10.10(6)	First Amendment to Employment Agreement with Jerry Parish
10.11(7)	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises, Inc.
10.12(8)	Fourth Renewal, Extension and Modification Agreement with Moody Bank
10.13(8)	March 2012 Extension Agreement with Comerica Bank
10.14(9)	$100,000 Promissory Note with Pamela Kimmel (December 6, 2011)
10.15(9)	$100,000 Promissory Note with Pablo J. Olivarez (November 28, 2011)
10.16(9)	$220,000 Promissory Note with Sambrand Interests, LLC (February 2, 2012)
10.17(9)	$250,000 Promissory Note with Sambrand Interests, LLC
10.18(9)	Form of Company Dealer Agreement
10.19(9)	Second Amendment to Employment Agreement
10.20(10)	Fifth Renewal, Extension and Modification Agreement with Moody Bank (March 2013)
10.21(10)	$320,000 Promissory Note with Sambrand Interests, LLC (February 2013)
10.22(11)	Settlement Agreement between Comerica Bank, the Company, Jerry Parish, and Victor M. Garcia (November 19, 2013)
10.23(11)	Amended and Restated Loan and Security Agreement - the Company, The Mint Leasing, Inc. (Texas), The Mint Leasing South, Inc. (Texas) and MNH Management, LLC (November 19, 2013)
10.24(11)	Amended and Restated Secured Promissory Note (Term Loan) - In Favor of MNH Management, LLC (November 19, 2013)
10.25(11)	Personal Guaranty of Jerry Parish (November 19, 2013)
10.26(11)	Collateral Assignment of Leases (November 19, 2013)
10.27(11)	Pledge and Security Agreement (November 19, 2013)
10.28(11)	Securities Issuance Agreement (November 19, 2013)
10.29(13)	Sixth Renewal, Extension and Modification Agreement with Moody Bank (April 2014)
10.30(14)	$240,000 Promissory Note – The Mint Leasing, Inc. as borrower and Jerry Parish as lender (July 22, 2014)
14.1(10)	Code of Ethics dated July 18, 2008
21.1(12)	Subsidiaries
31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(13) Filed as an exhibit to the Company’s Form 10-Q, filed with the Commission on May 15, 2014, and incorporated herein by reference.

(14) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on July 25, 2014, and incorporated herein by reference.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.