Form 10-Q
period 2014-09-30
MINT LEASING INC
filed 2014-11-18
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 15, 2014, there were 148,952,544 shares of the registrant’s common stock, $0.001 par value per share outstanding, which number includes 62,678,872 shares of common stock agreed to be issued in connection with the closing of a Share Exchange Agreement, which have not been physically issued as of the date of this report, but which shares the Company plans to issue shortly after the date of this report, which transaction is described below under “Item 2. Management’s Discussion and Analysis or Plan of Operations” – “Corporate History” – “ Recent Events ” – “Share Exchange” and 100,000 shares which the registrant plans to cancel after the date of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS
	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents	$106,959	$322,795
Investment in sales-type leases, net of allowance of $344,499 and $445,214, respectively	14,664,814	18,252,772
Vehicle inventory	968,900	499,963
Property and equipment, net	400	5,431
Other asset	7,088	4,629
TOTAL ASSETS	$15,748,161	$19,085,590
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$506,557	$1,135,001
Short-term credit facilities	4,126,589	3,499,364
Convertible note payable, net of discount ($111,348 at September 30, 2014)	47,152	-
Notes payable to related parties	1,723,079	1,211,200
Derivative liability	5,200,000	1,933,500
Total Current Liabilities	11,603,377	7,779,065

Long-term credit facilities	4,908,339	7,295,685

TOTAL LIABILITIES	16,511,716	15,074,750

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 shares outstanding at September 30, 2014 and December 31, 2013	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 85,654,416 and 80,414,980 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	85,654	80,415
Additional paid in capital	10,064,939	9,525,055
Common Stock Payable	10,028,620	-
Retained earnings	(20,944,768)	(5,596,630)
Total Stockholders' Equity (Deficit)	(763,555)	4,010,840

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,748,161	$19,085,590

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ending September 30, 2014	Three Months Ending September 30, 2013	Nine Months Ending September 30, 2014	Nine Months Ending September 30, 2013

REVENUES
Sales-type leases, net	$1,215,488	$772,255	$4,635,098	$4,006,247
Amortization of unearned income related to sales-type leases	196,313	447,493	1,033,077	1,666,208
TOTAL REVENUES	1,411,801	1,219,748	5,668,175	5,672,455

COST OF REVENUES	1,902,586	762,131	5,020,702	4,968,040

GROSS PROFIT (LOSS)	(490,785)	457,617	647,473	704,415

GENERAL AND ADMINISTRATIVE EXPENSE	857,552	743,437	1,930,605	2,051,663

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE) FROM OPERATIONS	(1,348,337)	(285,820)	(1,283,132)	(1,347,248)

OTHER INCOME (EXPENSE)
Interest expense	(300,295)	(619,982)	(825,885)	(1,389,318)
Interest – debt discount	(47,152)	-	(47,152)	-
Loss on derivatives	(800,000)	-	(3,266,500)	-
Impairment expense	(10,028,620)	-	(10,028,620)	-
Other income (expense)	103,151	(26,614)	103,151	(58,696)
Total Other Income (Expense)	(11,072,916)	(646,596)	(14,065,006)	(1,448,014)

INCOME (LOSS) BEFORE INCOME TAXES	(12,421,253)	(932,416)	(15,348,138)	(2,795,262)

PROVISION (BENEFIT) FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(12,421,253)	$(932,416)	$(15,348,138)	$(2,795,262)

Basic average shares outstanding	85,654,416	80,414,980	83,644,201	80,986,409

Basic earnings (loss) per share	$(0.15)	$(0.01)	$(0.18)	$(0.03)

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,348,138)	$(2,795,262)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,031	23,872
Bad debt expense	(100,715)	140,040
Stock based compensation	177,183	-
Loss on equity modification	169,781	-
Imputed interest on related party notes	39,659	26,992
Debt Discount Amortization	47,152	-
Loss on derivative	3,266,500	-
Loss on impairment of acquired asset	10,028,620	-
Change in operating assets and liabilities:
Net investment in sales-type leases	3,688,673	4,494,904
Inventory	(468,937)	(654,159)
Accounts payable and accrued expenses	(628,444)	(341,942)
Other Assets	(2,459)	-
Net Cash provided by operating activities	873,906	894,445

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Notes Payable – Third Party	228,500	100,000
Payments on Notes Payable	(1,830,121)	(1,525,130)
Borrowings on loans from related parties	684,000	-
Payment on loans from related parties	(172,121)	(109,161)
Net Cash (used) by financing activities	(1,089,742)	(1,534,291)
INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	(215,836)	(639,846)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	322,795	894,794
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$106,959	$254,947

CASH PAID FOR:
Interest	$840,303	$1,362,326
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of shares of common stock	$-	$2,000
Discount due to BCF	$158,500	$-
Acquisition of ICFG with Common Stock Payable	$10,028,620	$-

“See accompanying notes to the unaudited consolidated financial statements.”

The Mint Leasing, Inc.
Notes to Consolidated Financial Statements
September 30, 2014
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

C. Revenue recognition

The Company’s customers typically finance vehicles over periods ranging from three to nine years. These financing agreements are classified as either operating or sales type leases as prescribed by the Financial Accounting Standards Board (“FASB”). Revenues representing the capitalized costs of the vehicles are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term. For the nine months ended September 30, 2014 and 2013, amortization of unearned income totaled $1,033,077 and $1,666,208, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D. Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s). Vehicles that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue. Total cost of sales was $5,020,702 and $4,968,040 for the nine months ending September 30, 2014 and 2013, respectively.

E. Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents in the accompanying balance sheets. At September 30, 2014 and December 31, 2013, the Company had cash of $106,959 and $322,795, respectively. The Company had no cash equivalents at September 30, 2014 and December 31, 2013.

At September 30, 2014 and December 31, 2013, the Company had no deposits that exceeded FDIC insurance coverage limits.

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

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the nine months ended September 30, 2014 and 2013 totaled $16,253 and $1,239, respectively.

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

We adopted the provisions of the FASB’s guidance related to accounting for uncertainty as to income tax positions on January 1, 2008. As of September 30, 2014 and December 31, 2013, we had no liabilities included on the consolidated balance sheets associated with uncertain tax positions. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

N. Net Income (Loss) Per Common Share Data

Basic net income (loss) per common share, or earnings per share ("EPS"), is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting outstanding shares, assuming any dilutive effects of options and common stock warrants calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants. At September 30, 2014 and 2013, there was no difference between basic and diluted earnings (loss) per share.

O. Preferred Stock Rights and Privileges

We have a total of 20,000,000 shares of preferred stock (the “Preferred Stock”) authorized. The rights and privileges of the Preferred Stock are detailed as follows:

Series A Convertible Preferred Stock

As of September 30, 2014 and December 31, 2013, we had 185,000 shares of Series A Convertible Preferred Stock designated and 0 shares issued and outstanding.

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

Series B Convertible Preferred Stock

As of September 30, 2014 and December 31, 2013, we had 2,000,000 shares of Series B Convertible Preferred Stock designated, authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

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

P. Asset Impairment

During the period ended September 30, 2014, we recorded an asset impairment charge of $10,028,620 related to our acquisition of Investment Capital Fund Group, LLC Series 20. The impairment charge was based on our recognition of the book value at $0 as of September 23, 2014, compared to the consideration given of $10,028,620 on September 23, 2014.

Q. Fair Value of Financial Instruments

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

R. Effect of New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carry-forwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

S. Reclassification

Certain amounts reported in the prior period financial statements may have been reclassified to the current period presentation.

T. Derivative Financial Instruments

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

NOTE 3 –NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2018. Following is a summary of the components of the Company’s net investment in sales-type leases at September 30, 2014 and December 31, 2013:

	As of September 30, 2014	As of December 31, 2013

Total Minimum Lease Payments to be Received	$10,726,664	$13,104,749
Residual Values	7,457,777	9,526,069
Lease Carrying Value	18,184,441	22,630,818
Less: Allowance for Uncollectible Amounts	(344,499)	(445,214)
Less: Unearned Income	(3,175,128)	(3,932,832)
Net Investment in Sales-Type Leases	$14,664,814	$18,252,772

NOTE 4 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Cost and accumulated depreciation of equipment and leasehold improvements as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	182,139	182,139
Total	286,100	286,100
Less: Accumulated Depreciation	(285,700)	(280,669)
Net Property and Equipment	$400	$5,431

Depreciation expense charged to operations was $5,031 and $23,872 for the nine months ended September 30, 2014 and 2013, respectively.

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

On April 4, 2014 and effective March 1, 2014, Moody Bank agreed to enter into a Sixth Renewal, Extension and Modification Agreement (the “Sixth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to February 1, 2015 and we agreed to pay monthly payments of principal and interest under the Revolver of $60,621 per month (beginning April 1, 2014) until maturity. At September 30, 2014, the outstanding balance on the Revolver was $244,593. Additionally, at September 30, 2014, we were in compliance with the covenants required by the Revolver.

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

The Company granted MNH and its assignee warrants to purchase up to an aggregate of 20 million shares of the Company’s common stock, which have a term of seven years and an exercise price of $0.05 per share as additional consideration for entering into the Loan Agreement and pursuant to a Securities Issuance Agreement, which grants were evidenced by Common Stock Purchase Warrants (the “Warrants”). The Warrants include cashless exercise rights. The holders agreed pursuant to the terms of the Warrants, to restrict their ability to exercise the Warrants and receive shares of common stock such that the number of shares of common stock held by each of them in the aggregate and their affiliates after such exercise will not exceed 4.99% of the then issued and outstanding shares of our common stock, provided that such limitation may be waived (provided that at no time shall shares of common stock equal to more than 9.99% of our outstanding shares of common stock (when aggregating such shares with other shares beneficially owned by such holder) be issuable to either holder) with 61 days prior written notice. The exercise price of the Warrants is subject to anti-dilution protection in the event the Company issues or is deemed to issue any shares for a price per share of less than the then applicable exercise price of the Warrants, subject to certain limited exceptions including securities (i) issued in a bona fide public offering pursuant to a firm commitment underwriting, (ii) issued in connection with an acquisition of a business or technology, including the financing thereof, that is approved by the Company’s Board of Directors, (iii) issued pursuant to a transaction with a vendor, including equipment lease providers, if such transaction is approved by the Company’s Board of Directors; (iv) issued upon exercise of the Company’s convertible securities that are outstanding as of the date of the Warrants (other than the Series B Preferred Stock), or (v) granted to the Company’s officers, directors, consultants (in a manner consistent with past practice) and employees as approved by the Company’s Board of Directors under a plan or plans adopted by the Company’s Board of Directors that are in effect as of the date of the Warrants. The shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to a put option (the “Put”) pursuant to which the Company is required to purchase any or all of the Warrant Shares, at the option of the holder, for a total of $2 million ($0.10 per Warrant Share), pro-rated for any portion thereof (the “Put Price”) at any time after the earliest of (1) the date of prepayment in full of the Amended Loan; (2) the date of MNH’s acceleration of the amount due under the Amended Note upon an event of default, (3) November 19, 2015, or (4) the date that a Fundamental Transaction (as defined in the Warrants) occurs, including a change in control, certain mergers and similar transactions (as described in greater detail in the Warrants). The Warrants were recorded as a derivative liability in the amount of $1,883,109, with the offset to the gain on extinguishment discussed above, in accordance with U.S. GAAP. On October 23, 2014, MNH exercised 100,000 of its Warrants (described in greater detail above under “Item 2. Management’s Discussion and Analysis or Plan of Operations” – “Corporate History” – "MNH Loan Agreement") , to purchase shares of the Company's common stock.  The Warrants were exercised using the cashless exercise mechanism of the options, pursuant to which 15,744 shares of common stock issuable upon exercise of the Warrants, totaling the $5,000 exercise price of such exercised Warrants,  were surrendered to the Company for cancellation and a net of 84,256 shares of common stock were issued to MNH in connection with such exercise.

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

At September 30, 2014, the MNH Note had an outstanding balance of $8,008,335. At September 30, 2014 and December 31, 2013, the MNH Note had accrued interest of $53,967 and $48,825, respectively. Additionally, at September 30, 2014, we were in compliance with the covenants required by the Amended Note.

KBM Worldwide, Inc. Convertible Note

On July 9, 2014, the Company sold KBM Worldwide, Inc. (the “Investor”) a Convertible Promissory Note in the principal amount of $158,500 (the “Convertible Note”), pursuant to a Securities Purchase Agreement, dated the same day (the “Purchase Agreement”). The Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and is due and payable on April 15, 2015. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time following the 180th day after the Convertible Note was issued. The conversion price of the Convertible Note is equal to the greater of (a) $0.00005 per share (the "Fixed Conversion Price"), and (b) 61% multiplied by the average of the three lowest trading prices of the Company’s common stock on the ten trading days before any conversion (representing a discount of 39%).

At no time may the Convertible Note be converted into shares of common stock of the Company if such conversion would result in the Investor and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of the Company’s shares of common stock.

The Company may prepay in full the unpaid principal and interest on the Convertible Note, upon notice any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 110% to 135% of the then outstanding balance on the Convertible Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made. The outstanding balance of the Convertible Note at September 30, 2014 was $158,500.

The Company evaluated the KBM Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.061 being below the market price on July 9, 2014 of $0.27 provided a value of $158,500. During the nine months ended September 30, 2014, $47,152 of the debt discount was amortized. As of September 30, 2014, the remaining debt discount outstanding was $111,348.

The Company plans to repay the loan prior to any conversion.

Third Party Promissory Notes

On March 26, 2011, the Company entered into a Promissory Note with Pamela Kimmel in the amount of $142,000, with a maturity date of March 26, 2012. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2014 and December 31, 2013 was $142,000. The note has been extended until December 6, 2014.

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez, a third party (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due and payable on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2014 and December 31, 2013 was $100,000. The note has been extended until December 28, 2014.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party, in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. At maturity, the Promissory Note was increased to $320,000 and the maturity extended to February 25, 2015. The outstanding balance at September 30, 2014 was $320,000.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in May 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. At maturity, the note was renewed and reduced to $150,000 and the maturity extended to May 15, 2014. The outstanding balance at September 30, 2014 was $150,000. The note has been extended until May 15, 2015.

On May 26, 2014, the Company entered into another Promissory Note with Pablo J. Olivarez in the amount of $70,000, which accrues interest at the rate of 12% per annum payable monthly, and is due and payable on June 15, 2015. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2014 was $70,000.

The following table summarizes the credit facilities and promissory notes discussed above for the period ended September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Credit Facility - Moody Bank	$244,593	$783,049
Credit facility – MNH Holdings	8,008,335	9,300,000
Convertible Note Payable - KBM	158,500	-
Debt discount	(111,348)	-
Promissory Notes	782,000	712,000
Total notes payable	$9,082,080	$10,795,049

Related Party Promissory Notes

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of September 30, 2014 and December 31, 2013 were $1,723,079 and $1,211,200, respectively. These notes payable are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. Interest expense of $39,659, and $26,992 was recorded as contributed capital for the nine months ended September 30, 2014 and 2013, respectively.

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below:

September 30, 2014:
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment in sales-type leases (a)	$-	$-	$14,664,814	$-
Derivatives (recurring)	$-	$-	$5,200,000	$(3,266,500)

December 31, 2013:
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment in sales-type leases (a)	$-	$-	$18,252,772	$-
Derivatives (recurring)	$-	$-	$1,933,501	$(50,392)

(a)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This valuation is a type 3 indicator.

NOTE 7 -RELATED PARTY TRANSACTIONS

During the fiscal years ended 2014 and 2013, Mr. Parish has an agreement with the Company to receive cash compensation of $315,000. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2014 and 2013. The Company leased office space from VJ Holdings, LLC, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease has been renewed most recently to July 31, 2015, which included an adjacent property at the rate of $20,000 per month. In conjunction with the Company's cost reduction efforts the monthly rental payment was reduced to $15,000 per month since 2010. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market. Rent expense under the lease amounted to $90,000 and $90,000 for the nine month periods ended September 30, 2014 and September 30, 2013, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of September 30, 2014 and December 31, 2013 were $1,723,079 and $1,211,200, respectively. These notes payable are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. Interest expense of $39,659, and $26,992 was recorded as contributed capital for the nine months ended September 30, 2014 and 2013, respectively.

The Company issued 4,239,436 shares of common stock to Victor Garcia, a related party on April 1, 2014 in consideration for services rendered. The shares were recorded at a price per share based on the fair market value on the date of grant for a total value of $127,183.

Effective September 23, 2014, Jerry Parish, as sole director of the Company, approved a re-pricing of the 2 million options to purchase shares of the Company’s common stock at an exercise price of $3.00 per share which were originally granted to Mr. Parish in 2008, to provide for such options (which have fully vested to date and expire if unexercised on July 10, 2018), to have an exercise price of $0.10 per share. The options were re-priced in consideration for services rendered to the Company by Mr. Parish as Chief Executive Officer, and due to the fact that the Company’s common stock has consistently traded well below the original $3.00 per share exercise price. As a result of the re-pricing of the options, the Company recognized additional stock compensation of $169,781 based on a black scholes model analysis of the options at the previous $3.00 per share exercise price compared to the $0.10 per share exercise price after the re-pricing.

On July 18, 2014, Jerry Parish, our sole officer and director and majority shareholder, loaned the Company $240,000 which accrues interest at the rate of 10% per annum, is due and payable (along with accrued interest) on July 18, 2015, and is evidenced by a Promissory Note.  In August 2014, Mr. Parish loaned the Company an additional $49,000, which is not evidenced by a promissory note.

NOTE 8– DERIVATIVE LIABILITIES

As discussed in Note 5 under Credit Facilities, the Company granted warrants to purchase 20,000,000 shares of its common stock at a future date, which have a term of 7 years and an exercise price of $0.05 per share. The warrants granted to Raven Asset-Based Opportunity Fund I L.P. and MNH Management LLC were valued as of the issuance dates and revalued at December 31, 2013 and September 30, 2014.

On November 19, 2013, the Company issued stock purchase warrants (“Raven Warrants” with the right to purchase up to 16,140,000 shares of common stock) to Raven Asset-Based Opportunity Fund I with dilutive reset features; Put rights at $0.10; and exercise provisions at $0.05 per share for a period of 7 years from the date of issuance.

On November 19, 2013, the Company issued stock purchase warrants (“MNH Warrants” with the right to purchase up to 3,860,000 shares of common stock) to MNH Management LLC with dilutive reset features; Put rights at $0.10; and exercise provisions at $0.05 per share for a period of 7 years from the date of issuance. On October 23, 2014, MNH exercised 100,000 of its Warrants, to purchase shares of the Company's common stock.  The Warrants were exercised using the cashless exercise mechanism of the options, pursuant to which 15,744 shares of common stock issuable upon exercise of the Warrants, totaling the $5,000 exercise price of such exercised Warrants,  were surrendered to the Company for cancellation and a net of 84,256 shares of common stock were issued to MNH in connection with such exercise.

The Warrants include a dilutive reset feature (no resets have occurred from issuance to September 30, 2014) and Put right provisions and were therefore treated as a derivative liability as of issuance and each quarterly period thereafter.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a Monte Carlo simulation discussed below. At November 19, 2013, the Company recorded current derivative liabilities of $1,883,109. The net change in fair value of the derivative liabilities for the year ended December 31, 2013 resulted in a loss of $50,392, which was reported as other income/(expense) in the consolidated statements of operations. At December 31, 2013, the derivative liabilities were valued at $1,933,500. At September 30, 2014 the derivative liabilities were valued at $5,200,000.

The following table presents details of the Company’s derivative liabilities as of September 30, 2014 and December 31, 2013:

Total
Balance December 31, 2013	$1,933,500
Change in fair market value of derivative liabilities	3,266,500
Balance September 30, 2014	$5,200,000

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows:

For issuances of warrants:

-	Stock prices on all measurement dates were based on the fair market value
-	The probability of future financing was estimated at 100%
-	Computed volatility ranging from 141% to 158%
-	Risk free rate from 1.48% to 1.78%
-	Expected term of 6.14 to 6.64

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

The following table discloses the recorded investment in financing receivables by credit quality indicator as at September 30, 2014 (in thousands):

Net
Investment
in Leases
Current	$9,440
Performing	1,291
Poor	3,934
Total	$14,665

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

The Company’s net investment leases on non-accrual status as of September 30, 2014, are as follows (in thousands):

	Recorded	Related
	Investment	Allowance
Net investment in leases	$344	$(344)

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

The Company’s aged financing receivables as of September 30, 2014 are as follows (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
		31-90	91+	Financing	Recorded	Recorded	Related	Net of
	Current	Days	Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$9,440	$5,279	$290	$15,009	$-	$15,009	$(344)	$14,665

The Company recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of September 30, 2014 (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
		31-90	91+	Financing	Recorded	Recorded	Related	Net of
	Current	Days	Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$9,440	$5,225	$-	$14,665	$-	$14,665	$-	$14,665

Activity in our reserves for credit losses for the nine months ended September 30, 2014 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2014	$445
Provision for bad debts	(101)
Recoveries	-
Write-offs and other	-
Balance September 30, 2014	$344

Our reserve for credit losses and minimum lease payments associated with our investment in sales- type lease balances disaggregated on the basis of our impairment method were as follows as of September 30, 2014 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$5,279
Ending balance: individually evaluated for impairment	-
Ending balance	$5,279

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

The tax liabilities incurred will be offset by the tax loss carry forward. The Company does not have any material uncertain income tax positions. As a result, the net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $3,977,143 and $3,724,336 at September 30, 2014 and December 31, 2013, respectively, and will expire in the years 2021 through 2031.

NOTE 13 – STOCK, OPTIONS AND WARRANTS

Stock

Effective September 23, 2014, the Company entered into and closed the transactions contemplated by a Share Exchange Agreement (the “Exchange Agreement”) with Investment Capital Fund Group, LLC Series 20, a Delaware limited liability company, organized as a Delaware Series Business Unit (“ICFG”) and the sole shareholder of ICFG, Sunset Brands, Inc., a Nevada corporation (“Sunset”).

Pursuant to the Exchange Agreement, we acquired 100% of the issued and outstanding voting shares and 99% of the issued and outstanding non-voting shares of ICFG in exchange for 62,678,872 shares of our restricted common stock (representing 42.3% of our post-closing common stock, based on 85,654,416 shares of common stock issued and outstanding immediately prior to the closing of the Exchange Agreement and 148,333,288 shares of common stock issued and outstanding immediately after the closing, provided that such shares have not been physically issued, or issued in book entry, to date). ICFG owns 52 Gem Assets – “52 Sapphires from the King and Crown of Thrones collection”, which have a total carat weight of 3,925.17, and have been appraised to have a Retail Replacement Value as of August 30, 2014 of $108,593,753 and a Fair Market Value (65% of the Retail Replacement Value) of $70,585,940, provided that we have since impaired such assets in the amount of $10,028,620, the value attributed to the shares of common stock agreed to be paid for such assets, and currently carry such assets on our books at $0 (the “Assets”), the rights to which and ownership of were acquired by the Company in connection with the closing of the Exchange Agreement.
The Company plans to use the Assets acquired as collateral to obtain additional funding.

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

Effective September 23, 2014, Jerry Parish, as sole director of the Company, approved a re-pricing of the 2 million options to purchase shares of the Company’s common stock at an exercise price of $3.00 per share which were originally granted to Mr. Parish in 2008, to provide for such options (which have fully vested to date and expire if unexercised on July 10, 2018), to have an exercise price of $0.10 per share. The options were re-priced in consideration for services rendered to the Company by Mr. Parish as Chief Executive Officer, and due to the fact that the Company’s common stock has consistently traded well below the original $3.00 per share exercise price. As a result of the re-pricing of the options, the Company recognized additional stock compensation of $169,781 based on a black scholes model analysis of the options at the previous $3.00 per share exercise price compared to the $0.10 per share exercise price after the re-pricing.

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

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows:

For issuances of warrants:

-	Stock prices on all measurement dates were based on the fair market value
-	The probability of future financing was estimated at 100%
-	Computed volatility ranging from 141% to 158%
-	Risk free rate from 1.48% to 1.78%
-	Expected term from 6.14 to 6.64

See Note 6 for a discussion of fair value measurements and Note 8 for a discussion of derivative liabilities.

A summary of activity under the Employee Stock Plans for the periods ended September 30, 2014 and December 31, 2013 is presented below:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2012	2,000,000	$3.00
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	-	$-
Outstanding/exercisable – December 31, 2013	2,000,000	$3.00
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	-	$-
Outstanding/exercisable – September 30, 2014	2,000,000	$0.10

The following table summarizes information about outstanding warrants at September 30, 2014 and December 31, 2013:

	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price
12/31/2013	20,300,000	6.80	$0.05
9/30/2014	20,300,000	6.42	$0.05

NOTE 14 – SUBSEQUENT EVENTS

Assignment of MotorMax Letter of Intent

On October 27, 2014, the Company entered into a First Amendment to and Assignment of Letter of Intent (the “Assignment”), pursuant to which Investment Capital Fund Group, LLC, a wholly-owned subsidiary of Sunset Brands, Inc. (“Sunset”), assigned all of its rights to Mint Leasing under a letter of intent between Sunset and the shareholders of Motors Acceptance Corporation, MotorMax Financial Services Corporation and MotorMax Auto Group, Inc. (collectively “MotorMax” and the “Letter of Intent”). Pursuant to the Letter of Intent, as amended by the Assignment, Mint Leasing agreed to pay a total of $30 million to the owners of MotorMax in consideration for 100% of MotorMax, of which $25 million (subject to net capital adjustments at closing) is payable in cash and $5 million is payable in stock; we agreed to provide proof of ability to raise the $25 million in cash by December 15, 2014; and agreed to close the transactions contemplated by the Letter of Intent, including our entry into a formal Securities Purchase Agreement with the owners of MotorMax, prior to January 15, 2015 (provided that MotorMax is required to maintain exclusivity with us through such date). The cash consideration payable in connection with the acquisition will be used to repay certain obligations of MotorMax other than certain credit facilities which will be assumed by the Company.

The closing of the transactions contemplated by the Letter of Intent are subject to among other things, us and the owners of MotorMax negotiating a mutually acceptable Securities Purchase Agreement, our due diligence, us raising adequate funding to complete the transaction, which may not be available on favorable terms, if at all, and the approval of the acquisition by our senior lender.

Sunset, which assigned us its rights under the Letter of Intent, was previously the owner of Investment Capital Fund Group, LLC Series 20, a Delaware limited liability company, organized as a Delaware Series Business Unit, which held various gem assets which we acquired pursuant to a Share Exchange Agreement in consideration for 62,678,872 shares of our restricted common stock on September 23, 2014.

MotorMax is a direct subprime automotive finance company located in Columbus, Georgia, with a 40 year history in consumer finance. MotorMax is currently originating approximately 1,200-1,500 automotive retail contracts per month. MotorMax consists of (1) a finance company (Motors Acceptance Corporation) which underwrites, finances and services all of the directly originated loans; (2) retail operations (MotorMax Auto Group, Inc.), which has sales operations in Georgia and Alabama where it operates nine dealerships; and (3) a consumer finance company (MotorMax Financial Services Corporation) licensed in Georgia, Alabama, South Carolina and Missouri.

Effective in October 2014, the Company issued 100,000 shares of its restricted common stock in consideration for certain computers to be acquired by the Company, provided that the Company currently contemplates cancelling these shares subsequent to the date of this report.

Effective in October 2014, the Company sold 35,000 shares of its restricted common stock to an accredited investor in a private transaction in consideration for $10,500 or $0.30 per share.

In November 2014, the Company issued 400,000 shares of its restricted common stock to an employee in consideration for a $20,000 bonus.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-Q, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements. These forward-looking statements which include words such as “anticipates”, “believes”, “expects”, “intends”, “forecasts”, “plans”, “future”, “strategy” or words of similar meaning, are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, include among others, those set forth below under “Risk Factors” and those set forth under “Risk Factors” in our Form 10-K Annual Report for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014 (the “Annual Report”):

•	our need to raise additional financing;
•	dilution upon exercise of warrants held by our senior lender and a put right associated therewith;
•	observance of covenants as required by our debt facilities;
•	the loss of key personnel or failure to attract, integrate and retain additional personnel;
•	our ability to execute on our business plan;
•	rights and privileges associated with our preferred stock;
•	the fact that our CEO has majority control over our voting stock;
•	fluctuations in our quarterly and annual results of operations;
•	economic downturns in the United States;
•	the fact that a significant part of the Company’s consumer base are high risk for defaults and delinquencies;
•	write-offs for losses and defaults;
•	costs associated with being a public company;
•	the limited market for the Company’s common stock;
•	the fact that we only have one officer and director;
•	reductions in working capital as a result of our obligations to pay our debt facilities;
•	security interests provided to secure the repayment of our debt;
•	the volatile market for our common stock;
•	risks associated with our common stock being a “penny stock”;
•	material weaknesses in our internal controls over financial reporting;
•	our ability to close future acquisitions and our ability to integrate such acquisitions (if closed) in the future;
•	the level of competition in our industry and our ability to compete; and
•	other risk factors included under “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

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

Effective July 18, 2008, The Mint Leasing, Inc., a Texas corporation, which was incorporated on May 19, 1999, and commenced operations on that date (“Mint Texas”), a privately-held company, completed the Plan and Agreement of Merger between itself and the Company (for the purposes of this paragraph, “Mint Nevada”), and the two shareholders of Mint Texas (Jerry Parish, our sole officer and director and Victor Garcia, our former director), pursuant to which Mint Nevada acquired all of the issued and outstanding shares of capital stock of Mint Texas. In connection with the acquisition of Mint Texas, Mint Nevada issued 70,650,000 shares of common stock, and 2,000,000 shares of Series B Convertible Preferred stock to the selling stockholders and owners of Mint Texas. Additionally, the Company granted stock options to purchase 2,000,000 shares of common stock to Mr. Parish. The exercise price of the options was $3.00 per share (provided the exercise price was reduced to $0.10 per share in September 2014), and the options expire in 2018. One-third of the options vested to Mr. Parish on the first, second and third anniversary of the grant date (July 28, 2008). Consummation of the merger did not require a vote of the Mint Nevada shareholders. As a result of the acquisition, the shareholders of Mint Texas own a majority of the voting stock of Mint Nevada as described below, Mint Texas is a wholly-owned subsidiary of Mint Nevada, and the Company (Mint Nevada) changed its name to The Mint Leasing, Inc. No prior material relationship existed between the selling shareholders and Mint Nevada, any of its affiliates, or any of its directors or officers, or any associate of any of its officers or directors. Effective on July 18, 2008, our former operations as a developer and purchaser of radio stations ceased and since that date our operations have solely been the operations of Mint Texas, our wholly-owned subsidiary.

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

On April 4, 2014 and effective March 1, 2014, Moody Bank agreed to enter into a Sixth Renewal, Extension and Modification Agreement (the “Sixth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to February 1, 2015 and we agreed to pay monthly payments of principal and interest under the Revolver of $60,621 per month (beginning April 1, 2014) until maturity. At September 30, 2014, the outstanding balance on the Revolver was $234,886. Additionally, at September 30, 2014, we were in compliance with the covenants required by the Revolver.

MNH Loan Agreement

On November 19, 2013, we, Mint Texas and The Mint Leasing South, Inc. (“Mint South”), our wholly-owned subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with MNH Management LLC (“MNH”), pursuant to which, among other things, our outstanding obligations related to our then existing Comerica Bank ("Comerica") debt were acquired by MNH, and the terms of such debt were amended and revised in the form of a new Amended and Restated Secured Term Loan Note (the “Amended Note”). As part of the acquisition of the debt by MNH, Comerica dismissed its lawsuit against us. In connection with the Loan Agreement and the transactions contemplated therein, we paid MNH a fee of $418,500 (4.5% of the Amended Note) at closing and agreed to pay MNH a collateral monitoring fee of 1/12th of one percent of the balance of the Amended Note per month during the term of the Amended Note, as well as certain other expenses described in greater detail in the Amended Note.

The Amended Note had a balance of $9,300,000, accrues interest at the rate of the greater of (i) the sum of (A) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (B) four and three quarters percent (4.75%) per annum, or (ii) eight percent (8%) per annum, which interest is payable each month beginning on December 10, 2013. The principal amount of the Amended Note is payable in eighteen (18) consecutive monthly installments of principal in the amount of $258,333, commencing on May 12, 2014, with a balloon payment equal to the remaining amount of the note due on November 19, 2015. The Company can prepay the Amended Note at any time. Upon an event of default under the Amended Note, the interest rate of the Amended Note increases to six percent (6%) above the then applicable interest rate. The Loan Agreement includes customary events of default and positive and negative covenants for facilities of similar nature and size as the Loan Agreement.

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

At September 30, 2014, the MNH Note had an outstanding balance of $8,008,335. At September 30, 2014 and December 31, 2013, the MNH Note had accrued interest of $53,967 and $48,825, respectively. Additionally, at September 30, 2014, we were in compliance with the covenants required by the Amended Note.

Third Party Promissory Notes and Related Party Promissory Notes

On March 26, 2011, the Company entered into a Promissory Note with Pamela Kimmel in the amount of $142,000, with a maturity date of March 26, 2012. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2014 and December 31, 2013 was $142,000. The note has been extended until December 6, 2014.

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez, a third party (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due and payable on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2014 and December 31, 2013 was $100,000. The note has been extended until December 28, 2014.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party, in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. At maturity, the Promissory Note was increased to $320,000 and the maturity extended to February 25, 2015. The outstanding balance at September 30, 2014 was $320,000.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in May 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. At maturity, the note was renewed and reduced to $150,000 and the maturity extended to May 15, 2014. The outstanding balance at September 30, 2014 was $150,000. The note was further extended until May 15, 2015.

On May 26, 2014, the Company entered into another Promissory Note with Pablo J. Olivarez in the amount of $70,000, which accrues interest at the rate of 12% per annum payable monthly, and is due and payable on June 15, 2015. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2014 was $70,000.

The following table summarizes the credit facilities and promissory notes discussed above for the period ended September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Credit facility - Moody Bank	$244,593	$783,049
Credit facility – MNH Holdings	8,008,335	9,300,000
Convertible note payable – KBM Worldwide	158,500	-
Debt discount	(111,348)	-
Promissory notes	782,000	712,000
Total notes payable	$9,082,080	$10,795,049

KBM Worldwide, Inc. Convertible Note

On July 9, 2014, the Company sold KBM Worldwide, Inc. (the “Investor” or “KBM Worldwide”) a Convertible Promissory Note in the principal amount of $158,500 (the “Convertible Note”), pursuant to a Securities Purchase Agreement, dated the same day (the “Purchase Agreement”). The Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and is due and payable on April 15, 2015. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time following the 180th day after the Convertible Note was issued. The conversion price of the Convertible Note is equal to the greater of (a) $0.00005 per share, and (b) 61% multiplied by the average of the three lowest trading prices of the Company’s common stock on the ten trading days before any conversion (representing a discount of 39%). The conversion price is also subject to dilutive protection as provided in the Convertible Note.

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

The Convertible Note also provided for anti-dilution rights in the event the Company issued or sold, except for certain limited exceptions, shares of the Company’s common stock.  Pursuant to an amendment to the Convertible Note entered into on October 27, 2014, the provisions of the note relating to anti-dilution for future issuances was removed from the Convertible Note.

The Company plans to repay the loan prior to any conversion.

Jerry Parish Loans

On July 18, 2014, Jerry Parish, our sole officer and director and majority shareholder, loaned the Company $240,000 which accrues interest at the rate of 10% per annum, is due and payable (along with accrued interest) on July 18, 2015, and is evidenced by a Promissory Note.  In August 2014, Mr. Parish loaned the Company an additional $49,000, which is not evidenced by a promissory note.

Recent Developments

Share Exchange

Effective September 23, 2014, we entered into and closed the transactions contemplated by a Share Exchange Agreement (the “Exchange Agreement”) with Investment Capital Fund Group, LLC Series 20, a Delaware limited liability company, organized as a Delaware Series Business Unit (“ICFG”) and the sole shareholder of ICFG, Sunset Brands, Inc., a Nevada corporation (“Sunset”).

Pursuant to the Exchange Agreement, we acquired 100% of the issued and outstanding voting shares and 99% of the issued and outstanding non-voting shares of ICFG in exchange for 62,678,872 shares of our restricted common stock (representing 42.3% of our post-closing common stock, based on 85,654,416 shares of common stock issued and outstanding immediately prior to the closing of the Exchange Agreement and 148,333,288 shares of common stock issued and outstanding immediately after the closing).  ICFG owns 52 Gem Assets – “52 Sapphires from the King and Crown of Thrones collection”, which have a total carat weight of 3,925.17, and have been appraised by a Gemological Institute of America Inc. (GIA) graduate gemologist, to have a Retail Replacement Value as of August 30, 2014 of $108,593,753 and a Fair Market Value (65% of the Retail Replacement Value) of $70,585,940, provided that we have since impaired such assets in the amount of $10,028,620, the value attributed to the shares of common stock agreed to be paid for such assets, and currently carry such assets on our books at $0 (the “Assets”), the rights to which and ownership of were acquired by the Company in connection with the closing of the Exchange Agreement.

The King and Crown of Thrones collection relates to a collection of cut and polished stones which are believed to have originally decorated the Khajuraho Group of Monuments/Temples, which are a group of Hindu and Jain temples located in Madhya Pradesh, India.  The collection dates back to between 801-1030 A.D.

The Assets have a current book value on the balance sheet of the Company, as of the date of this filing of $0.

The beneficial owner (i.e., the person with investment and dispositive control) of the shares acquired by Sunset is J. Bert Watson, Sr., its Chairman.

MotorMax Letter of Intent

On October 27, 2014, we entered into a First Amendment to and Assignment of Letter of Intent (the “Assignment”), pursuant to which Investment Capital Fund Group, LLC, a wholly-owned subsidiary of Sunset, assigned all of its rights to us under a letter of intent between Investment Capital Fund Group, LLC and the shareholders of Motors Acceptance Corporation, MotorMax Financial Services Corporation and MotorMax Auto Group, Inc. (collectively “MotorMax” and the “Letter of Intent”).  Pursuant to the Letter of Intent, as amended by the Assignment, we agreed to pay a total of $30 million to the owners of MotorMax in consideration for 100% of MotorMax, of which $25 million (subject to net capital adjustments at closing) is payable in cash and $5 million is payable in stock; we agreed to provide proof of ability to raise the $25 million in cash by December 15, 2014; and agreed to close the transactions contemplated by the Letter of Intent, including our entry into a formal Securities Purchase Agreement with the owners of MotorMax, prior to January 15, 2015 (provided that MotorMax is required to maintain exclusivity with us through such date).  The cash consideration payable in connection with the acquisition will be used to repay certain obligations of MotorMax other than certain credit facilities which will be assumed by the Company.

The closing of the transactions contemplated by the Letter of Intent are subject to among other things, us and the owners of MotorMax negotiating a mutually acceptable Securities Purchase Agreement, our due diligence, us raising adequate funding to complete the transaction, which may not be available on favorable terms, if at all, and the approval of the acquisition by our senior lender.

Sunset, which assigned us its rights under the Letter of Intent, was previously the owner of Investment Capital Fund Group, LLC Series 20, a Delaware limited liability company, organized as a Delaware Series Business Unit, which held various gem assets which we acquired pursuant to a Share Exchange Agreement in consideration for 62,678,872 shares of our restricted common stock on September 23, 2014.

MotorMax is a direct subprime automotive finance company located in Columbus, Georgia, with a 40 year history in consumer finance.  MotorMax is currently originating approximately 1,200-1,500 automotive retail contracts per month.  MotorMax consists of (1) a finance company (Motors Acceptance Corporation) which underwrites, finances and services all of the directly originated loans; (2) retail operations (MotorMax Auto Group, Inc.), which has sales operations in Georgia and Alabama where it operates nine dealerships; and (3) a consumer finance company (MotorMax Financial Services Corporation) licensed in Georgia, Alabama, South Carolina and Missouri.

Option Agreement

Effective October 27, 2014, the Company was assigned rights under an Option Agreement between Pat Kat Investments, LLC, which is controlled by Gene Smith, and Victor Garcia, a significant shareholder of the Company.  Pursuant to the Option Agreement, the Company has the right to acquire (a) 30,000,000 shares of the restricted common stock of the Company held by Mr. Garcia; and (b) any and all interest, if any, held by Mr. Garcia in (i) The Mint Leasing South, Inc., a Texas corporation; (ii) The Mint Leasing North, Inc., a Texas corporation; and (iii) The Mint Leasing, Inc., a Texas corporation in consideration for $1,000,000, which Option Agreement is exercisable at any time prior to November 2014, but the Company plans to seek an extension (the "Option Agreement").

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the remainder of the 2014 fiscal year, we plan to continue investigating opportunities to support our long-term growth initiatives (including through the acquisition of MotorMax, funding permitting, as described above). We are exploring opportunities to increase the Company’s capital base through institutional or bank funding, the issuance by the Company of additional common or preferred stock and/or the issuance of convertible debt, which may not be available on favorable terms if at all. The Company has also historically engaged various consultants from time to time in an effort to help facilitate the Company’s ability to raise funding. Without access to additional capital in the form of debt or equity, the Company’s ability to repay existing liabilities and add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio, after paying its debt servicing costs. While we believe that the cash flow from our current lease portfolio is sufficient to service the Company’s debts and expenses (assuming the continued renewal/extension of our outstanding credit facilities described above and assuming we are able to obtain loans from third parties and Mr. Parish as needed), we may not generate sufficient excess cash to allow the Company to repay existing liabilities and/or we may not be able to enter into enough new leases to generate a profit.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

For the three months ended September 30, 2014, total revenues were $1,411,801 compared to $1,219,748 for the three months ended September 30, 2013, an increase in total revenues of $192,053 or 16% from the prior period. Revenues from sales-type leases, net, increased $443,233 or 57% to $1,215,488 for the three months ended September 30, 2014, from $772,255 for the three months ended September 30, 2013. Revenues from amortization of unearned income related to sales-type leases decreased $251,180 or 56% to $196,313 for the three months ended September 30, 2014, from $447,493 for the three months ended September 30, 2013. The increase in revenues from sales-type leases, net, was principally due to the increased availability of internally-generated funds to acquire new leases and the re-lease of returned vehicles during the three months ended September 30, 2014 compared to the prior period. The higher funds availability resulted from better terms on our refinanced debt discussed above. The decrease in revenues from amortization of unearned income related to sales-type leases was principally due to fewer active leases on the books and differences in the terms of new leases that were added versus the terms of leases that were terminated during the period.

Cost of revenues increased $1,140,455 or 150% to $1,902,586 for the three months ended September 30, 2014, as compared to $762,131 for the three months ended September 30, 2013. Cost of revenues increased as a result of more purchases of vehicles for new leases and higher costs of reacquiring vehicles returning from terminating leases.

Gross profit decreased $948,402 to a loss of $490,785 for the three months ended September 30, 2014 compared to a gross profit of $457,617 for the three months ended September 30, 2013. The 207% decrease in gross profit was due to the 150% increase in cost of revenues offset by the 16% increase in revenues.

Gross profit as a percentage of revenue decreased from positive 37% for the three months ended September 30, 2013, to a negative 35% for the three months ended September 30, 2014.

General and administrative expenses were $857,552 and $743,437, for the three months ended September 30, 2014 and September 30, 2013, respectively, constituting an increase of $114,115 or 15% from the prior period. The increase in general and administrative expenses was mainly associated with higher advertising expenses and higher consulting fees for the three months ended September 30, 2014 versus the prior period.

Total other expense was $11,072,916 and $646,596, for the three months ended September 30, 2014 and September 30, 2013, respectively, an increase of $10,426,3211 or 1,612% from the prior period, which included an increase in non-cash derivative losses of $800,000, or 100% for the three months ended September 30, 2014, an increase in non-cash impairment expense of $10,028,620, or 100% for the three months ended September 30, 2014, and an increase in non-cash interest due to debt discount of $47,152, or 100% for the three months ended September 30, 2014, partially offset by a decrease in interest expense of $319,687 or 52% to $300,295 for the three months ended September 30, 2014, compared to $619,982 for the three months ended September 30, 2013 and an increase of $129,765 in other income to $103,151 for the three months ended September 30, 2014, compared to other expense of negative $26,614 for the three months ended September 30, 2013. The derivative loss is a non-cash expense related to the mark-to-market of the liability associated with the warrants issued in connection with the MNH debt discussed above. During the period ended September 30, 2014, we recorded an asset impairment charge of $10,028,620 related to our acquisition of Investment Capital Fund Group, LLC Series 20. The impairment charge was based on our recognition of the book value at $0 as of September 23, 2014, compared to the consideration given of $10,028,620 on September 23, 2014. The interest expense on debt discount is a non-cash expense related to the KBM financing described above. The decrease in interest expense was due to lower outstanding principal balances on our credit facilities during the period, partially offset by higher interest rates on such facilities.

The Company had a net loss for the three months ended September 30, 2014 of $12,421,253 compared to a net loss of $932,416 for the three months ended September 30, 2013. This increase of $11,488,837 or 1,232% in net loss was primarily due to accounting for non-cash derivative losses, impairment expense and amortization debt discount (as described above), and by lower gross margins, and higher general and administrative expense, partially offset by lower interest expense and higher other income.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

For the nine months ended September 30, 2014, total revenues were $5,668,175, compared to total revenues of $5,672,455, for the nine months ended September 30, 2013, a decrease in total revenues of $4,280, less than 1% from the prior period. Revenues from sales-type leases, net increased $628,851 or 16% to $4,635,098 for the nine months ended September 30, 2014, from $4,006,247 for the nine months ended September 30, 2013. Revenues from amortization of unearned income related to sales-type leases decreased $633,131 or 38% to $1,033,077 for the nine months ended September 30, 2014, from $1,666,208 for the nine months ended September 30, 2013. The increase in revenues from sales-type leases, net, was principally due to the higher availability of internally-generated funds and revenues from re-leased vehicles returned from terminated leases during the nine months ended September 30, 2014 compared to the prior period. The higher availability of funds to enter into new sales-type leases is due to lower payments on our credit facilities with senior lenders during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The decrease in revenues from amortization of unearned income related to sales-type leases was principally due to fewer outstanding leases due to higher than normal early lease terminations and differences in the terms of new leases that were added versus the terms of leases that were terminated during the period.

Cost of revenues increased $52,662 or 1% to $5,020,702 for the nine months ended September 30, 2014, as compared to $4,968,040 for the nine months ended September 30, 2013. Cost of revenues increased as a result of higher costs associated with early lease terminations, partially offset by our ability to negotiate better pricing on vehicle purchases for new leases.

Gross profit decreased $56,942 to $647,473 for the nine months ended September 30, 2014 compared to gross profit of $704,415 for the nine months ended September 30, 2014. The 8% decrease in gross profit was due to the 8% increase in total cost of revenues offset by the less than 1% increase in total revenues.

General and administrative expenses were $1,930,605 and $2,051,663, for the nine months ended September 30, 2014 and September 30, 2013, respectively, constituting a decrease of $121,058 or 6% from the prior period. The decrease in general and administrative expenses was mainly associated with higher one-time legal, accounting, and consulting expenses associated with attempting to secure new financing in the prior period as well as better control of overhead expenses.

Total other expense was $14,065,007 and $1,448,014, for the nine months ended September 30, 2014 and September 30, 2013, respectively, an increase of $12,616,993 or 871% from the prior period, which included a non-cash increase in loss on derivatives to $3,266,500 for the nine months ended September 30, 2014, compared to $0 for the nine months ended September 30, 2013, an increase in non-cash impairment expense of $10,028,620, compared to $0 for the nine months ended September 30, 2013, an increase in non-cash interest from debt discount of $47,152, compared to $0 for the nine months ended September 30, 2013, partially offset by a decrease of $563,433 or 41% in interest expense to $825,885 for the nine months ended September 30, 2014, compared to $1,389,318 for the nine months ended September 30, 2013, and other income of $103,151 for the nine months ended September 30, 2014 compared to other expense of $58,696 for the nine months ended September 30, 2013. The loss on derivatives is a non-cash expense related to the mark-to-market of the liability associated with the warrants issued in connection with the MNH debt discussed above. During the period ended September 30, 2014, we recorded an asset impairment charge of $10,028,620 related to our acquisition of Investment Capital Fund Group, LLC Series 20. The impairment charge was based on our recognition of the book value at $0 as of September 23, 2014, compared to the consideration given of $10,028,620 on September 23, 2014. The interest expense on debt discount is a non-cash expense related to the KBM financing described above. The decrease in interest expense for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was due to lower overall loan balances on senior debt, partially offset by a higher interest rate applied to the outstanding balance on the senior debt.

The Company had a net loss for the nine months ended September 30, 2014 of $15,348,138 compared to a net loss of $2,795,262 for the nine months ended September 30, 2013. This increase of $12,552,876 in net loss was primarily due to accounting for the non-cash derivative losses, impairment expense and amortization debt discount (as described above), and by lower gross margin on slightly lower revenues, partially offset by lower general and administrative expense, and by lower interest expense and higher other income.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $15,748,161 as of September 30, 2014, which included cash and cash equivalents of $106,959, investment in sales-type leases, net of unearned income and allowance for loss, of $14,664,814, vehicle inventory of $968,900, net property and equipment of $400, and other assets of $7,088.

We had total liabilities as of September 30, 2014 of $16,511,716, which included $506,557 of accounts payable and accrued liabilities, $9,082,080 of amounts due under our credit facilities with senior lenders and third parties (described in greater detail above under “Moody Bank Facility”, “MNH Loan Agreement”, “KBM Worldwide, Inc. Convertible Note” and “Third Party Promissory Notes and Related Party Notes”), $5,200,000 of derivative liability (described in Note 8 to the financial statements attached hereto), and $1,723,079 of notes payable to related parties, discussed below.

We generated $873,906 in cash from operating activities for the nine months ended September 30, 2014, which was due to proceeds from collections and reductions of net investment in sales-type leases of $3,688,673, and non-cash charges for the period that included stock-based compensation of $177,183, loss on equity modification of $169,781, imputed interest on related party notes of $39,659, debt discount amortization of $47,152,  loss on derivative of $3,266,500, and loss on impairment of acquired asset of $10,028,620, all of which contributed positively to the cash provided by operating activities, offset by net loss of $15,348,138, an increase in inventory of  $468,937, a decrease in accounts payable and accrued expenses of $628,444, a non-cash change in bad debt expense of $100,715, and an increase in other assets of $2,459.

Our cash balance was not affected by investing activities for the nine months ended September 30, 2014 and September 30, 2013.

We had $1,089,742 of net cash used in financing activities for the nine months ended September 30, 2014, which was due to $1,830,121 of payments on credit facilities, offset by $228,500 of net proceeds from new borrowings from third parties and $684,000 in new debt from related parties partially offset by $172,121 in payments on loans from related parties.

The Company’s credit facilities and third party notes are described in greater detail above under “Moody Bank Facility”, “MNH Loan Agreement”, “KBM Worldwide, Inc. Convertible Note” and “Third Party Promissory Notes and Related Party Notes”.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of September 30, 2014 and December 31, 2013 were $1,723,079 and $1,211,200, respectively. These notes payable are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. During the period ended September 30, 2014, net borrowings of $511,879 were made between the shareholders and the Company. Interest expense of $39,659 and $26,992 was recorded as contributed capital for the nine months ended September 30, 2014 and 2013, respectively.

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

These control deficiencies were not resolved by September 30, 2014. The Company continues to work with an experienced third party accounting firm in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

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

Our Planned Acquisition Of MotorMax May Not Be Completed Which Could Adversely Affect Our Business And Results Of Operations.

As described in greater detail above under “Item 2. Management’s Discussion and Analysis or Plan of Operations” – “Corporate History” – “ Recent Events ” –  “MotorMax Letter of Intent”, we have been assigned rights under a Letter of Intent, pursuant to which, upon execution of a definitive Securities Purchase Agreement, we will have rights to acquire MotorMax for $30 million, which includes $25 million payable in cash, which funds we hope to raise from the sale of securities offered pursuant to a registration statement we have filed with the Securities and Exchange Commission, pursuant to which we hope to sell 70 million shares of our common stock at $0.60 per share (with registration statement is not yet effective), and $5 million payable in stock.  The MotorMax Acquisition is subject to among other things, us and MotorMax entering into a definitive Stock Purchase Agreement on mutually agreeable terms, which pursuant to the MotorMax LOI is required to occur prior to January 15, 2015.  In the event we are unable to raise sufficient funding for the MotorMax Acquisition, either due to our failure to obtain timely effectiveness of the registration statement or to raise sufficient funding in the proposed public offering, or otherwise, are unable to agree to mutually acceptable terms for such Stock Purchase Agreement, or the MotorMax Acquisition is not completed for any other reason, our anticipated business and results of operations could be adversely affected and there is no guarantee that we could subsequently acquire equally attractive assets or operations. Furthermore, any and all expenses we have incurred in connection with the negotiation of such transaction and the preparation of such Stock Purchase Agreement through such termination date may adversely affect our working capital.  Our failure to complete the MotorMax Acquisition on favorable terms could cause the value of our securities to decline in value or become worthless.

While The Terms And Conditions Of Our Share Exchange Agreement With Sunset Have Been Agreed To Between The Parties And We Believe Such Transaction Has Officially Closed, Neither Party Has Yet Delivered The Consideration Due Pursuant To Such Share Exchange Agreement.

As described above under “Item 2. Management’s Discussion and Analysis or Plan of Operations” – “Corporate History” – “ Recent Events ” –  “Share Exchange”, in September 2014, we entered into an Exchange Agreement, whereby we agreed to exchange 62,678,872 shares of our restricted common stock with Sunset in consideration for ownership rights to an entity which owned 52 Gem Assets – “52 Sapphires from the King and Crown of Thrones collection”, which have a total carat weight of 3,925.17.  While the Exchange Agreement has been executed by both parties and we believe the transactions contemplated by such agreement have “closed” to date and that both parties are fully obligated to perform under the agreement, we have yet to deliver the shares due to Sunset and Sunset has yet to deliver us physical possession of the gemstones. Notwithstanding the above, we believe in good faith that the failure of each party to deliver the consideration due in connection with the Exchange Agreement is solely due to desire of such parties to meet face-to-face with consideration in hand to complete the transaction, which has been unable to be scheduled to date.

We Will Need Additional Capital To Complete Our Proposed Acquisition of MotorMax And Our Ability To Obtain The Necessary Funding Is Uncertain.  Additionally, We Will Need To Mutually Agree On Final Terms Of A Securities Purchase Agreement To Complete the MotorMax Acquisition, Which Terms The Parties May Be Unable To Agree Upon.

As described in greater detail below under ““Item 2. Management’s Discussion and Analysis or Plan of Operations” – “Corporate History” – “ Recent Events ” –  “MotorMax Letter of Intent”, we have obtained rights under a Letter of Intent relating to the acquisition of MotorMax, but will need at least $25 million of additional funding to complete such acquisition.  Furthermore, we will need to raise a minimum of approximately $35.4 million through our planned public offering of securities at $0.60 per share, which registration statement relating thereto has not been declared effective by the SEC and may not be timely effective in order to acquire MotorMax.   We may be unable to timely obtain effectiveness of the registration statement relating to our public offering, may be unable to sell shares at $0.60 per share and may be unable to raise sufficient funding in the offering to complete the MotorMax acquisition, which is required to close by January 15, 2015, unless such date is further extended by the parties, and sufficient funding for such acquisition may not be available on favorable terms, if at all. Additionally, the closing of the transactions contemplated by the Letter of Intent with MotorMax is subject to among other things, us and the owners of MotorMax negotiating a mutually acceptable Securities Purchase Agreement, our due diligence, and the approval of the acquisition by our senior lender. If we are unable to raise sufficient funding to complete the MotorMax acquisition, are unable to enter into a mutually agreeable Securities Purchase Agreement, are unable to obtain favorable results of our due diligence, or are unable to obtain the consent of our senior lender, such transaction will not be completed. The acquisition of MotorMax represents a significant business opportunity for us and, if we fail to complete the MotorMax acquisition or the acquisition is not successful, our anticipated business, results of operations and the value of our securities could be adversely affected.

Assuming Such Acquisition Is Completed, The Acquisition Of MotorMax May Not Be Successful And May Adversely Affect Our Financial Results.

The negotiation of a definitive Securities Purchase Agreement with MotorMax pursuant to the terms of the Letter of Intent, and/or the operations of MotorMax, if such pending acquisition of MotorMax is completed, may require significant managerial attention, which may divert management from our other activities and may impair the operation of our existing business. Additionally, the acquisition of MotorMax, assuming such acquisition is completed, could entail a number of additional risks, including:

•	the failure to successfully integrate the acquired business or facilities of MotorMax into our operations;

•	incurring significantly higher than anticipated capital expenditures and operating expenses;

•	disrupting our ongoing business;

•	dissipating our management resources;

•	failing to maintain uniform standards, controls and policies;

•	the inability to maintain key pre-acquisition business relationships;

•	loss of key personnel of MotorMax;

•	exposure to unanticipated liabilities; and

•	the failure to realize efficiencies, synergies and cost savings.

The consolidation of our operations with the operations of MotorMax, including the consolidation of systems, procedures, personnel and facilities, the relocation of staff, and the achievement of anticipated cost savings, economies of scale and other business efficiencies, presents significant challenges to our management. Fully integrating MotorMax into our operations, assuming we are able to successfully acquire MotorMax, may take a significant amount of time. We may not be successful in overcoming these risks or any other problems encountered with such acquisition. To the extent we do not successfully avoid or overcome the risks or problems related to such acquisition, our results of operations and financial condition could be adversely affected.

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

The issuance described above was exempt from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Act” or the “Securities Act”) since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipient was an “accredited investor”. With respect to the transaction described above, no general solicitation was made either by us or by any person acting on our behalf. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

As described above under “Item 2. Management’s Discussion and Analysis or Plan of Operations” – “Corporate History” – “ Recent Events ” – “Share Exchange”, in connection with the Exchange Agreement, the Company agreed to issue 62,678,872 shares of common stock to Sunset.

Effective September 22, 2014, Jerry Parish, as sole director of the Company, approved a re-pricing of the 2 million options to purchase shares of the Company’s common stock at an exercise price of $3.00 per share which were originally granted to Mr. Parish in 2008, to provide for such options (which have fully vested to date and expire if unexercised on July 10, 2018), to have an exercise price of $0.10 per share.  The options were re-priced in consideration for services rendered to the Company by Mr. Parish as Chief Executive Officer, and due to the fact that the Company’s common stock has consistently traded well below the original $3.00 per share exercise price.

On October 23, 2014, MNH exercised 100,000 of its Warrants (described in greater detail above under “Item 2. Management’s Discussion and Analysis or Plan of Operations” – “Corporate History” – "MNH Loan Agreement") , to purchase shares of the Company's common stock.  The Warrants were exercised using the cashless exercise mechanism of the options, pursuant to which 15,744 shares of common stock issuable upon exercise of the Warrants, totaling the $5,000 exercise price of such exercised Warrants,  were surrendered to the Company for cancellation and a net of 84,256 shares of common stock were issued to MNH in connection with such exercise.  On November 6, 2014, the Company issued the 84,256 shares to MNH in connection with such exercise. All of the shares of common stock issuable upon exercise of the Warrants were exempt from registration pursuant to an exemption from registration afforded by Section 3(a)(9) of the Securities Exchange Act of 1934, as amended.

Effective in October 2014, the Company issued 100,000 shares of its restricted common stock in consideration for certain computers to be acquired by the Company, provided that the Company currently contemplates cancelling these shares subsequent to the date of this report.

Effective in October 2014, the Company sold 35,000 shares of its restricted common stock to an accredited investor in a private transaction in consideration for $10,500 or $0.30 per share.

In November 2014, the Company issued 400,000 shares of its restricted common stock to an employee in consideration for a $20,000 bonus.

The Company claims an exemption from registration for such issuances and grant described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act since the foregoing issuances and grant did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients were either (a) an “accredited investor”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. The transactions were privately negotiated. No underwriters or agents were involved in the foregoing issuance or grant and the Company paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificate(s) evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

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

DATED: November 18, 2014
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

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Modification, Renewal and Extension Agreement with Sterling Bank
10.6(5)	Modification Agreement with Sterling Bank
10.7(5)	Third Renewal, Extension and Modification Agreement with Moody Bank
10.8(6)	Securities Purchase Agreement
10.9(6)	Convertible Promissory Note
10.10(6)	First Amendment to Employment Agreement with Jerry Parish
10.11(7)	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises, Inc.
10.12(8)	Fourth Renewal, Extension and Modification Agreement with Moody Bank
10.13(8)	March 2012 Extension Agreement with Comerica Bank
10.14(9)	$100,000 Promissory Note with Pamela Kimmel (December 6, 2011)
10.15(9)	$100,000 Promissory Note with Pablo J. Olivarez (November 28, 2011)
10.16(9)	$220,000 Promissory Note with Sambrand Interests, LLC (February 2, 2012)
10.17(9)	$250,000 Promissory Note with Sambrand Interests, LLC
10.18(9)	Form of Company Dealer Agreement
10.19(9)	Second Amendment to Employment Agreement
10.20(10)	Fifth Renewal, Extension and Modification Agreement with Moody Bank (March 2013)
10.21(10)	$320,000 Promissory Note with Sambrand Interests, LLC (February 2013)
10.22(11)	Settlement Agreement between Comerica Bank, the Company, Jerry Parish, and Victor M. Garcia (November 19, 2013)
10.23(11)	Amended and Restated Loan and Security Agreement - the Company, The Mint Leasing, Inc. (Texas), The Mint Leasing South, Inc. (Texas) and MNH Management, LLC (November 19, 2013)
10.24(11)	Amended and Restated Secured Promissory Note (Term Loan) - In Favor of MNH Management, LLC (November 19, 2013)
10.25(11)	Personal Guaranty of Jerry Parish (November 19, 2013)
10.26(11)	Collateral Assignment of Leases (November 19, 2013)
10.27(11)	Pledge and Security Agreement (November 19, 2013)
10.28(11)	Securities Issuance Agreement (November 19, 2013)
10.29(13)	Sixth Renewal, Extension and Modification Agreement with Moody Bank (April 2014)
10.30(15)	Promissory Note – The Mint Leasing, Inc. as borrower and Jerry Parish as lender (July 22, 2014)
10.31(16)	Amended and Restated Incentive Stock Option Agreement – Jerry Parish (2,000,000 options to purchase shares of common stock at $0.10 per share) – September 22, 2014
10.32(17)	First Amendment to and Assignment of Letter of Intent (October 27, 2014), by and between Karl L. White, as authorized agent for the owners of Motors Acceptance Corporation, MotorMax Financial Services Corporation and MotorMax Auto Group, Inc., and Investment Capital Fund Group, LLC
10.30(14)	$240,000 Promissory Note – The Mint Leasing, Inc. as borrower and Jerry Parish as lender (July 22, 2014)

14.1(10)	Code of Ethics dated July 18, 2008
21.1(12)	Subsidiaries
31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

(15) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on July 25, 2014, and incorporated herein by reference.

(16) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on September 23, 2014, and incorporated herein by reference.

(17) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on October 30, 2014, and incorporated herein by reference. The original Letter of Intent which was assigned to the Company pursuant to the First Amendment to and Assignment of the Letter of Intent is attached as Exhibit A to the Assignment.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.