Form 10-K
period 2014-12-31
MINT LEASING INC
filed 2015-04-15
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Registrant’s telephone number)

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
 Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing value of the Registrant’s common stock on June 30, 2014, was approximately $1.1 million.

As of April 6, 2015, there were 91,012,802 shares of the registrant’s common stock, $0.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

THE MINT LEASING, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2014
INDEX

Part I

Part II

Part III

Part IV

Item 15.	Exhibits, Financial Statement Schedules	50

FORWARD-LOOKING STATEMENTS

Portions of this Annual Report on Form 10-K (this “Form 10-K”), including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements. These forward-looking statements which include words such as “anticipates”, “believes”, “expects”, “intends”, “forecasts”, “plans”, “future”, “strategy” or words of similar meaning, are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, include among others, set forth under “Risk Factors”:

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

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Except as required by applicable law, including the securities laws of the United States and/or if the existing disclosure fundamentally or materially changes, we do not undertake any obligation to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

INDUSTRY DATA

In this Form 10-K, we may rely on and refer to information regarding the automobile industry from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Shareholder Information,” “SEC Filings” page of our website at www.mintleasing.com. Information on our website is not part of this Report, and we do not desire to incorporate by reference such information herein. You may also read and copy any documents we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You can also obtain copies of the document upon the payment of a duplicating fee to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC like us. Our SEC filings are also available to the public from the SEC’s website at http://www.sec.gov. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request addressed to the address or telephone number on the cover page of this Report.

PART I
ITEM 1. BUSINESS

Corporate History

The Mint Leasing, Inc. (the “Company,” “Mint,” “Mint Leasing”, “we,” “Mint Nevada,” and “us”) was incorporated in Nevada on September 23, 1997 as Legacy Communications Corporation.

Effective July 18, 2008, The Mint Leasing, Inc., a Texas corporation, which was incorporated on May 19, 1999, and commenced operations on that date (“Mint Texas”), a privately-held company, completed the Plan and Agreement of Merger between itself and the Company (for the purposes of this paragraph, “Mint Nevada”), and the two shareholders of Mint Texas (Jerry Parish, our sole officer and director and Victor Garcia, our former director), pursuant to which Mint Nevada acquired all of the issued and outstanding shares of capital stock of Mint Texas. In connection with the acquisition of Mint Texas, Mint Nevada issued 70,650,000 shares of common stock, and 2,000,000 shares of Series B Convertible Preferred stock to the selling stockholders and owners of Mint Texas. Additionally, the Company granted stock options to purchase 2,000,000 shares of common stock to Mr. Parish. The exercise price of the options was initially $3.00 per share, but were re-priced to $0.10 per share in September 2014, and the options expire in 2018. One-third of the options vested to Mr. Parish on the first, second and third anniversary of the grant date (July 28, 2008). Consummation of the merger did not require a vote of the Mint Nevada shareholders. As a result of the acquisition, the shareholders of Mint Texas own a majority of the voting stock of Mint Nevada as described below, Mint Texas is a wholly-owned subsidiary of Mint Nevada, and the Company (Mint Nevada) changed its name to The Mint Leasing, Inc. No prior material relationship existed between the selling shareholders and Mint Nevada, any of its affiliates, or any of its directors or officers, or any associate of any of its officers or directors. Effective on July 18, 2008, our former operations as a developer and purchaser of radio stations ceased and since that date our operations have solely been the operations of Mint Texas, our wholly-owned subsidiary.

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

On April 4, 2014 and effective March 1, 2014, Moody Bank agreed to enter into a Sixth Renewal, Extension and Modification Agreement (the “Sixth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to February 1, 2015 and we agreed to pay monthly payments of principal and interest under the Revolver of $60,621 per month (beginning April 1, 2014) until maturity. At December 31, 2014, the outstanding balance on the Revolver was $123,350. Additionally, at December 31, 2014, we were in compliance with the covenants required by the Revolver.

In connection with our entry into a Senior Secured Credit Facility with TCA (as described below under “Senior Secured Credit Facility”) we paid a total of $127,030 to Moody National Bank in complete satisfaction of all amounts owed to Moody Bank. As such, we do not owe Moody any funds as of the date of this Report.

Comerica Bank Credit Facility

On or around January 6, 2009, the Company entered into a renewal of its $33,000,000 revolving credit facility with Sterling Bank of Houston, Texas (now Comerica Bank “Comerica”) that matured on October 2, 2009. On or around October 27, 2009, the Company entered into a Modification, Renewal and Extension Agreement and an Amended and Restated Loan Agreement in connection with its $33,000,000 line of credit facility with Comerica (collectively the “Renewal” and the note payable to Comerica in connection with the Renewal, the “Note Payable”).

From October 2009 to March 2012, we and Comerica entered into various other renewals and extensions of the Renewal, which provided for various monthly payments of principal towards the balance of the Renewal, extended maturity dates, and in many cases more restrictive covenants on the Company. At September 30, 2009, the outstanding balance on the Note Payable was $29,238,162; at December 31, 2009, the outstanding balance on the Note Payable was $27,785,077; at December 31, 2010, the outstanding balance on the Note Payable was $23,015,463; and at December 31, 2011, the outstanding balance on the Note Payable was $21,160,784.

On March 30, 2012, and with an effective date of March 10, 2012, Comerica agreed to extend the due date of the Renewal until June 10, 2012 and to forbear from enforcing certain covenants of the Renewal and we agreed to increase the amount of interest payable under the Renewal to the prime rate plus 3.5%, subject to a floor of 6% (immediately prior to such amendment the interest rate on the Renewal was the prime rate plus 2.5%, subject to a floor of 6%), increase the monthly payments due under the Renewal to $275,000 per month, and pay fees associated with the extension totaling $210,000 (the “March 2012 Extension”). The outstanding balance on the Note Payable as of the effective date of the March 2012 Extension was $20,372,657.

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

We did not repay the Settlement Amount by April 18, 2013 and on June 4, 2013, Comerica filed a lawsuit against us seeking payment of amounts alleged due by us to Comerica and the enforcement of certain personal guaranties by Jerry Parish, our sole officer and director, and Victor Garcia, a significant shareholder of the Company. Subsequently, on June 28, 2013, we filed an answer to Comerica’s complaint alleging counterclaims against Comerica seeking damages for breach of contract, tortious interference with contract, and conversion. On July 3, 2013, the court granted a temporary injunction against us prohibiting us from, among other things, commingling any income from any collateral held by Comerica and limiting us to $175,000 of normal business expenses per month.

During the entire time period between October 2009 through the date the Renewal was replaced by the Amended Note, as described below under “MNH Loan Agreement” in November 2013, the Company was unable to borrow any additional funds under the Renewal, which significantly impacted its ability to enter into new leases and generate revenue.

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

The Amended Note had an original balance of $9,300,000, accrues interest at the rate of the greater of (i) the sum of (A) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (B) four and three quarters percent (4.75%) per annum, or (ii) eight percent (8%) per annum, which interest is payable each month beginning on December 10, 2013. The principal amount of the Amended Note is payable in eighteen (18) consecutive monthly installments of principal in the amount of $258,333, commencing on May 12, 2014, with a balloon payment equal to the remaining amount of the note due on November 19, 2015. The Company can prepay the Amended Note at any time. Upon an event of default under the Amended Note, the interest rate of the Amended Note increases to six percent (6%) above the then applicable interest rate. The Loan Agreement includes customary events of default and positive and negative covenants for facilities of similar nature and size as the Loan Agreement.

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

The Company granted MNH and its assignee warrants to purchase up to an aggregate of 20 million shares of the Company’s common stock (of which warrants to purchase 19.9 million shares of Company common stock remain outstanding) which have a term of seven years and an exercise price of $0.05 per share as additional consideration for entering into the Loan Agreement and pursuant to a Securities Issuance Agreement, which grants were evidenced by Common Stock Purchase Warrants (the “Warrants”). The Warrants include cashless exercise rights. The holders agreed pursuant to the terms of the Warrants, to restrict their ability to exercise the Warrants and receive shares of common stock such that the number of shares of common stock held by each of them in the aggregate and their affiliates after such exercise will not exceed 4.99% of the then issued and outstanding shares of our common stock, provided that such limitation may be waived (provided that at no time shall shares of common stock equal to more than 9.99% of our outstanding shares of common stock (when aggregating such shares with other shares beneficially owned by such holder) be issuable to either holder) with 61 days prior written notice. The exercise price of the Warrants is subject to anti-dilution protection in the event the Company issues or is deemed to issue any shares for a price per share of less than the then applicable exercise price of the Warrants, subject to certain limited exceptions including securities (i) issued in a bona fide public offering pursuant to a firm commitment underwriting, (ii) issued in connection with an acquisition of a business or technology, including the financing thereof, that is approved by the Company’s Board of Directors, (iii) issued pursuant to a transaction with a vendor, including equipment lease providers, if such transaction is approved by the Company’s Board of Directors; (iv) issued upon exercise of the Company’s convertible securities that are outstanding as of the date of the Warrants (other than the Series B Preferred Stock), or (v) granted to the Company’s officers, directors, consultants (in a manner consistent with past practice) and employees as approved by the Company’s Board of Directors under a plan or plans adopted by the Company’s Board of Directors that are in effect as of the date of the Warrants. The shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to a put option (the “Put”) pursuant to which the Company is required to purchase any or all of the Warrant Shares, at the option of the holder, for a total of $1.99 million ($0.10 per Warrant Share), pro-rated for any portion thereof (the “Put Price”) at any time after the earliest of (1) the date of prepayment in full of the Amended Loan; (2) the date of MNH’s acceleration of the amount due under the Amended Note upon an event of default, (3) November 19, 2015, or (4) the date that a Fundamental Transaction (as defined in the Warrants) occurs, including a change in control, certain mergers and similar transactions (as described in greater detail in the Warrants). The Warrants were recorded as a derivative liability in the amount of $1,883,109, with the offset to the gain on extinguishment, in accordance with U.S. GAAP.

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

At December 31, 2014, the MNH Note had an outstanding balance of $7,611,002.  At December 31, 2014 and December 31, 2013, the MNH Note had accrued interest of $48,210 and $48,825, respectively. Additionally, at December 31, 2014, we were in compliance with the covenants required by the Amended Note.

Third Party Promissory Notes

On March 26, 2011, the Company entered into a Promissory Note with Pamela Kimmel in the amount of $142,000, with a maturity date of March 26, 2012. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. On December 6, 2011, the Company renegotiated the maturity date on $100,000 of the Promissory Note, and extended the maturity of that portion of the Promissory Note to December 6, 2012. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2014 and December 31, 2013 was $142,000. The note has been extended until December 6, 2015.

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez, a third party (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and was due and payable on December 28, 2012. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2014 and December 31, 2013 was $100,000. The note has been extended until December 28, 2014.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party, in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. At maturity, the Promissory Note was increased to $320,000 and the maturity extended to May 15, 2015. The outstanding balance at December 31, 2014 was $320,000.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in May 2013. The Promissory Note was secured by the personal guaranty of Jerry Parish. At maturity, the note was renewed and reduced to $150,000 and the maturity extended to May 15, 2015. The outstanding balance at December 31, 2014 was $150,000.

On May 26, 2014, the Company entered into another Promissory Note with Pablo J. Olivarez in the amount of $70,000, which accrues interest at the rate of 12% per annum payable monthly, and is due and payable on June 15, 2015. The Promissory Note was secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2014 was $70,000.

The following table summarizes the credit facilities and promissory notes discussed above for the year ended December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Credit Facility - Moody Bank	$123,350	$783,049
Credit facility – MNH Holdings	7,611,002	9,300,000
Convertible Note Payable - KBM	158,500	-
Debt discount	(111,348)	-
Promissory Notes	827,000	712,000
Total notes payable	$8,608,504	$10,795,049

Recent Events

KBM Worldwide, Inc. Convertible Note

On July 9, 2014, the Company sold KBM Worldwide, Inc. (the “Investor”) a Convertible Promissory Note in the principal amount of $158,500 (the “Convertible Note”), pursuant to a Securities Purchase Agreement, dated the same day (the “Purchase Agreement”). The Convertible Note accrued interest at the rate of 8% per annum (22% upon an event of default) and was due and payable on April 15, 2015. All or any portion of the principal amount of the Convertible Note and all accrued interest was convertible at the option of the holder thereof into the Company’s common stock at any time following the 180th day after the Convertible Note was issued. The conversion price of the Convertible Note was equal to the greater of (a) $0.00005 per share, and (b) 61% multiplied by the average of the three lowest trading prices of the Company’s common stock on the ten trading days before any conversion (representing a discount of 39%). The conversion price was also subject to dilutive protection as provided in the Convertible Note.

The Company had the right to prepay in full the unpaid principal and interest on the Convertible Note, upon notice any time prior to the 180th day after the issuance date, subject to a prepayment penalty ranging from 110% to 135% of the then outstanding balance on the Convertible Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made.

On or around the 180th day following the Company’s entry into the Convertible Note, the Company and the Investor agreed to extend the prepayment date provided for in the Convertible Note, and that the Investor would not convert the Convertible Note, in the event the Company paid the Investor an aggregate of $225,000 upon repayment of the note.

On or around February 9, 2015, the Company paid $225,000 to KBM in complete satisfaction of the Convertible Note.

Jerry Parish Loans

On July 18, 2014, Jerry Parish, our sole officer and director and majority shareholder, loaned the Company $240,000 which accrues interest at the rate of 10% per annum, is due and payable (along with accrued interest) on July 18, 2015, and is evidenced by a Promissory Note. In August 2014, Mr. Parish loaned the Company an additional $49,000, which is not evidenced by a promissory note, does not have a stated interest rate and has no stated due date.

Share Exchange

Effective September 23, 2014, we entered into and closed the transactions contemplated by a Share Exchange Agreement (the “Exchange Agreement”) with Investment Capital Fund Group, LLC Series 20, a Delaware limited liability company, organized as a Delaware Series Business Unit (“ICFG”) and the sole shareholder of ICFG, Sunset Brands, Inc., a Nevada corporation (“Sunset”).

Pursuant to the Exchange Agreement, we acquired 100% of the issued and outstanding voting shares and 99% of the issued and outstanding non-voting shares of ICFG in exchange for 62,678,872 shares of our restricted common stock (representing 42.3% of our post-closing common stock, based on 85,654,416 shares of common stock issued and outstanding immediately prior to the closing of the Exchange Agreement and 148,333,288 shares of common stock issued and outstanding immediately after the closing). ICFG owns 52 Gem Assets – “52 Sapphires from the King and Crown of Thrones collection”, which have a total carat weight of 3,925.17 (the “Gemstones”), the rights to which and ownership of were acquired by the Company in connection with the closing of the Exchange Agreement.

During the three months ended September 30, 2014, we recorded an asset impairment charge of $10,028,620 related to our acquisition of ICFG. The impairment charge was based on our recognition of the book value at $0 as of September 23, 2014, compared to the consideration given of $10,028,620 (the value of the shares agreed to be issued multiplied by the closing price of the Company’s common stock on the closing date) on September 23, 2014. The Gemstones therefore have a current book value on the balance sheet of the Company, as of December 31, 2014 of $0.

Subsequently in March 2015, the parties to the Exchange Agreement rescinded such Exchange Agreement and the transactions undertaken thereby in its entirety as described below under “Mutual Rescission and Release Agreement”. As a result of the Rescission Agreement, the Company plans to file an amended Form 10-Q for the quarter ended September 30, 2014, subsequent to the filing of this report.

MotorMax Letter of Intent

On October 27, 2014, we entered into a First Amendment to and Assignment of Letter of Intent (the “Assignment”), pursuant to which Investment Capital Fund Group, LLC, a wholly-owned subsidiary of Sunset, assigned all of its rights to us under a letter of intent between Investment Capital Fund Group, LLC and the shareholders of Motors Acceptance Corporation, MotorMax Financial Services Corporation and MotorMax Auto Group, Inc. (collectively “MotorMax” and the “Letter of Intent”). Pursuant to the Letter of Intent, as amended by the Assignment, we had the right to pay a total of $30 million to the owners of MotorMax in consideration for 100% of MotorMax, of which $25 million (subject to net capital adjustments at closing) was payable in cash and $5 million was payable in stock.

Our rights under the Assignment subsequently expired and we currently do not plan to move forward with the acquisition of MotorMax.

Senior Secured Credit Facility

On February 9, 2015 (the “Closing”), The Mint Leasing North, Inc., a Texas corporation (“Mint North”), our wholly-owned subsidiary; VJ Holding Company, L.L.C., a Texas limited liability company controlled by Jerry Parish, our sole officer and director and majority shareholder (“VJ Holding”), Mr. Parish individually, and TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”) closed the transactions contemplated by a Senior Secured Credit Facility Agreement, which was entered into on February 6, 2015, and effective December 31, 2014 (the “Credit Agreement”). Pursuant to the Credit Agreement, TCA agreed to loan Mint North up to $5 million for working capital and other purposes, pursuant to the terms and conditions of the Credit Agreement and in the sole discretion of TCA, provided that the aggregate outstanding principal balance of all loans made pursuant to the terms of the Credit Agreement shall never exceed the lesser of: (i) eighty percent (80%) of the accounts receivable of Mint North which meet certain conditions described in greater detail in the Credit Agreement; and (ii) eighty percent (80%) of the value of the collateral pledged by Mint North to secure the repayment of the loans, as determined by TCA in its sole and absolute discretion.

A total of $1,000,000 was funded by TCA in connection with the Closing. The amounts borrowed pursuant to the Credit Agreement are evidenced by Promissory Notes (the initial Promissory Note evidencing the $1,000,000 loan, is referred to herein as the “Promissory Note”), the repayment of which is secured by a Security Agreement provided to TCA from Mint North pursuant to which Mint North provided TCA a security interest over substantially all of its properties and assets, and guaranteed by VJ Holding and Mr. Parish pursuant to Guaranty Agreements, and pursuant to a deed of trust provided to TCA from VJ Holding, pursuant to which VJ Holding provided TCA a security interest over the land on which the Company operates its vehicle leasing operations, the rights of which are leased to the Company from VJ Holding. The Promissory Note in the amount of $1,000,000 is due and payable along with interest thereon on August 6, 2016 (18 months after the Closing), and bears interest at the rate of 11% per annum, increasing to 18% per annum upon the occurrence of an event of default, provided that a 7% payment premium is also due upon any repayment of the Promissory Note (the “Premium”).

Interest only payments on the Promissory Note in the amount of $9,167 each were due on March 6, 2015 and April 6, 2015. Monthly payments of principal, accrued interest and Premium (totaling $71,856 each) are due monthly on the 6th day of each month beginning on March 6, 2015 and continuing through maturity. If any payment due under the Promissory Note is not received within five (5) days of the due date of such payment, a late charge of 5% of such unpaid or late payment is also due.

Mint North has the right to prepay the Promissory Note at any time, in whole or in part, provided, that Mint North pays TCA an amount equal to the then outstanding amount of the Promissory Note plus accrued interest, Premium, expenses and fees, if any, due on such Promissory Note, and provided further that if Mint North prepays the Promissory Note within the first 180 days after the Closing, Mint North is required to pay TCA, as liquidated damages and compensation for making the loan funds available to Mint North, an additional amount equal to 2.5% of the initial Promissory Note.

Mint North also agreed to pay TCA various fees at the Closing and during the term of the Credit Agreement, including $400,000 for advisory services (the “Advisory Fee”), a transaction advisory fee in the amount of 4% of the initial Promissory Note ($40,000, which was paid at Closing) and a transaction advisory fee in the amount of 2% of any additional Promissory Note (due upon issuance of any additional Promissory Note), $7,500 in due diligence fees, $18,000 in document review and legal fees, certain other UCC search, documentation tax fees and other search fees, and other fees that may be requested by TCA from time to time pursuant to terms of the Credit Agreement.  In connection with and as consideration for the Advisory Fee, the Company issued 1,739,130 shares of restricted common stock (valued at the lowest weighted average price per share of the Company’s common stock on the five trading days immediately prior to the execution date of the Credit Agreement) to TCA, which number of shares is adjustable from time to time (as described below), such that the total shares issued to and sold by TCA will provide TCA an aggregate of $400,000 in value (the “Advisory Fee Shares”). The number of Advisory Fee Shares are adjustable from time to time at such times as TCA has provided the Company an accounting of sales showing that it has not realized $400,000 in value from the sale of such Advisory Fee Shares. In the event TCA sells Advisory Fee Shares and generates $400,000 in value, then any additional Advisory Fee Shares (or additional shares issued in connection with an adjustment) are to be returned by TCA for cancellation. The Company also has the right at any time to redeem the then outstanding Advisory Fee Shares (and any additional shares issued to TCA in connection with an adjustment), for an amount equal to the Advisory Fee less any value previously received by TCA in connection with sales of the Advisory Fee Shares. TCA has the right to require the Company to redeem the Advisory Fee Shares (or that number that then remain outstanding, together with any shares issuable as an adjustment as described above) on the earlier to occur of (a) the maturity date of the Promissory Note; and (b) upon the occurrence of an event of default under the Credit Agreement, or at any time thereafter, and require the Company to pay TCA cash in an amount equal to the total amount of the Advisory Fee less any cash proceeds received by TCA from the prior sale of Advisory Fee Shares.

In total, we paid $84,774 in cash fees (not including the Advisory Fee payable by way of the issuance of the Advisory Fee Shares), expenses and closing costs in connection with the Closing (including $10,000 as a finders’ fee in connection with our introduction to TCA), not including the fees of our legal counsel, and as such, received a net amount of $915,226 in connection with the Closing. Of that amount, $127,030 was immediately used to repay our outstanding obligations under our credit facility with Moody National Bank, which was paid in full and terminated in connection with our entry into the Credit Agreement. We anticipate using the rest of the funds received to purchase additional vehicle inventory.

The Credit Agreement contains customary representations and warranties for facilities of similar nature and size as the Credit Agreement, and requires Mint North to indemnify TCA for certain losses and release Mint North from various claims. The Credit Agreement also includes various customary covenants (positive and negative) binding Mint North, including, the requirement that Mint North deliver to TCA, pursuant to the terms of the Credit Agreement, various reports, statements and financial statements and the prohibition on Mint North and VJ Holding (i) incurring any indebtedness (other than in connection with the Credit Agreement or as otherwise approved by TCA), (ii) making any new investments (except as expressly set forth in the Credit Agreement), (iii) creating any encumbrances on their assets, (iv) affecting a change in control, (v) issuing stock, (vi) incurring capital expenditures, (vii) making any distributions to shareholders or management, (viii) affecting any transactions with affiliates, or (ix) undertaking certain other actions as described in greater detail in the Credit Agreement, except in the usual course of business.

The Credit Agreement includes customary events of default for facilities of a similar nature and size as the Credit Agreement, including if a change in control of Mint North or VJ Holding occurs, if it is determined in good faith by TCA that the security for the Promissory Note is or has become inadequate, if it is determined in good faith by TCA that the prospect for payment or performance of the Promissory Note is impaired for any reason, if Mint North does not have sales revenues for every quarter that are at least 75% of the sales revenue of Mint North for the prior year’s calendar quarter (i.e., pursuant to a comparison of the current quarter revenue to the revenue for the same quarter for the prior year), of if the outstanding balance of the Promissory Note exceeds the lesser of: (i) eighty percent (80%) of the then existing eligible accounts pledged as security for the repayment of the Promissory Note by Mint North; or (ii) eighty percent (80%) of the value of all of Mint North’s collateral, as determined by TCA in its sole and absolute discretion.

Mint North is also required to take various post-Closing actions including (a) having MNH Management, LLC release its pledge of the outstanding securities of Mint North, so such securities can instead by pledged to TCA within fifteen days of Closing, or to otherwise provide for Mr. Parish’s wife to personally guaranty (along with Mr. Parish) the amounts owed to TCA; (b) obtaining an appraisal of the property covered by the VJ Holding deed of trust; and (c) obtaining a title policy under the deed of trust, none of which have occured to date.

Mutual Rescission and Release Agreement

On March 20, 2015 and effective as of December 31, 2014 (the “Effective Date”), we, ICFG, and Sunset, entered into and closed the transactions contemplated by a Mutual Rescission and Release Agreement (the “Rescission Agreement”), rescinding completely the Exchange Agreement that the parties previously entered into and closed effective September 23, 2014 and the transactions contemplated therein (as described in greater detail above under “Share Exchange”).

The Company had not prior to the Effective Date, issued the shares of common stock due to Sunset (in either certificate form or book entry form); (b) neither ICFG nor Sunset had delivered the Gemstones to the Company; nor (c) had the Company received physical delivery or the ability to receive the Gemstones.

Pursuant to the Rescission Agreement, the parties rescinded all agreements entered into in connection with the Exchange Agreement and any other agreements or understandings between the parties resulting in the following:

(i)      all ownership right and title to interests of ICFG being transferred by the Company back to Sunset and Sunset holding 100% of the ownership in ICFG;

(ii)      Sunset releasing all obligation of the Company to issue the shares of common stock originally due to Sunset pursuant to the terms of the Exchange Agreement; and

(iii)      all ownership right and title to the Gemstones being held by ICFG.

The parties also provided and received customary releases.

Since the Rescission Agreement has an effective date of December 31, 2014, the accounting effects recorded in the third quarter were reversed for the quarter ending December 31, 2014, and the financial statements included herein reflect the impact of those reversals. As a result of the Rescission Agreement, the Company plans to file an amended Form 10-Q for the quarter ended September 30, 2014, subsequent to the filing of this report.

Business Operations

Mint Leasing is a company in the business of leasing automobiles and fleet vehicles throughout the United States. We have been in business since May 1999. Over 600 franchise dealers have signed dealer agreements with the Company. Additionally, Mint Leasing has partnerships with more than 600 dealerships within 17 states. However, most of its customers are located in Texas and seven other states in the Southeast, with the majority of the leases originated in 2014, 2013 and 2012 with customers in the state of Texas. We generate partnerships with dealerships through the business relationships our Chief Executive Officer and sole director, Jerry Parish, has built over the past 40 years. Lease transactions are also solicited and administered by the Company’s sales force and staff. The Company’s primary marketing and sales strategy is to market to automobile dealers that have established a history of directing customers to the Company.

We act as an indirect lender to customers. Generally, brand-name automobile dealers with which we have a relationship send us applications of customers for approval in order to allow such customers, which may not meet the higher leasing criteria of those dealerships, to lease new or late-model-year vehicles. We also generate business from pre-existing clients, referrals from non-dealerships and walk-ins. Once we receive an application, the credit analysts at Mint Leasing review every deal individually, refusing to depend on a target “beacon score” to determine authorization for each deal and instead relying on a common-sense approach for deal approval. Assuming the Company approves credit for the buyer; the Company will purchase the subject automobile directly from the dealership and then lease such automobile directly to the buyer. Once the automobile is purchased by the Company from the dealership, the dealership is no longer involved in the transaction and the buyer pays the Company directly pursuant to the lease terms. If at the end of the lease term, the lessee decides not to purchase the vehicle, the Company will either put the vehicle on its lot to be re-leased or sell it at auction. Similarly, if the lessee defaults under the terms of the lease, the Company will repossess the vehicle and either re-lease it or sell it at auction, depending on the condition of the vehicle and the Company’s independent estimation of whether it may be re-leased. The Company’s sales are principally accomplished through the Company’s sales force, which includes three full-time employees, two credit analysts and two persons who perform funding and verification services. All vehicles are stored at the Company’s principal business location.

Approximate Number of Leases In Place As of:
December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014

2,000	1,700	1,500	1,100	850

Approximate Value of Leases In Place (In Millions) As of:
December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014

$29.7	$25.6	$22.7	$18.3	$14.3

Approximate Number of Leases Originated For The Year Ended:
December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014

432	425	369	311	400

Total Approximate Monthly Revenue and Sources of Revenue As of:
	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
Individually Leased Vehicles	$830,000	$400,000	$210,000	$135,000
Fleet Leased Vehicles	$125,000	$420,000	$316,000	$202,000
Other Sources (including the sale of vehicles)	$150,000	$100,000	$12,000	$35,000
Total	$1,105,000	$920,000	$538,000	$372,000

The Company has chosen to reduce its total leases over the last three years due to the downturn in the economy; provided that the Company has also been limited in the funds available to it for the purchase of vehicles under its lines of credit, as described in greater detail above.

As of the filing of this Report, we had approximately 850 outstanding leases, of which approximately 145 are over 60 days delinquent. Historically, lessees have defaulted on approximately 15% of our leases, which vehicles we have been forced to repossess. We turn over all repossessions to licensed repossession companies. We do not repossess any vehicles ourselves.

Payments are received by lessees in the form of cash, automatic bank withdrawals, debit card and credit card payments, and checks.

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

While these customers may also be in a position to demand better terms, thus lowering the gross margin for Mint Leasing, we believe that the risk of default is minimal and the opportunity for cost savings significant. Over the course of 2010 through 2013, this market segment grew to represent over 60% of the total receivables for Mint Leasing. As of the date of this Report, the Company expects to continue to expand this segment over the coming year, while still maintaining its consumer business segment. The addition of, and growth in the number of the Company’s fleet customers, has caused the Company’s number of defaulting leases to decrease (as fleet customers are much less likely to default than individual customers and/or sub-prime customers). This decrease in defaults is offset by a decrease in gross margins (because the margins for fleet customers are lower than those for individual customers). Notwithstanding the above, the Company believes that the trade-off between the more stable and less likely to default fleet customers (who generally result in larger ongoing contracts and less defaults) and the smaller individual customers who are more likely to default, is worthwhile and has had a positive effect on the Company’s operations since 2010 (when the Company began to seek out more fleet customers).

The Advantages of Mint Leasing

Mint Leasing offers a different approach to auto financing. Mint Leasing doesn’t rely on Finance Managers and salesmen to verify customers’ applications. Mint Leasing relies on its trained, experienced credit analysts to verify every transaction. Mint Leasing has entered into financial relationships with over 600 dealerships as a premier source for outside financing. Because the agreements with the dealerships have been pre-negotiated, Mint Leasing is able to quickly and efficiently respond to the dealerships and the individual customer’s immediate needs. The Company uses a standard form of Dealer Agreement. The Dealer Agreement requires the Company to pay the dealer within 30 days of the Company’s approval date, the purchase price of any vehicle; requires the dealer to collect all down payments from customers; requires the dealer, within 20 days from the date of purchase, to file all documentation necessary for the Company to have a perfected security interest in the vehicle; and requires the dealer to indemnify the Company against any breach of any provision of the dealer agreement. The Company requires the dealer to execute its form of Dealer Agreement.

As a partner with the dealership, the finance manager/sales consultant at the dealership can enter the application information into the sales office computer while sitting beside the customer. The application is then instantly transmitted to Mint Leasing for approval. Approvals are displayed instantly, allowing the franchise dealer to quickly close the transaction.

Rather than rely on a weighted average credit score of the end customer, Mint Leasing chooses to apply a common sense approach to financing. While the customer’s credit score is taken into account, there is no minimum, or “beacon score” to determine approval. However, Mint Leasing does recognize the inherent risk in lending to non-prime or sub-prime borrowers. Mint Leasing takes into account several factors when considering whether a potential customer’s application will be approved or not, including the individual’s (the percentage next to each criteria is the approximate weight given to each factor); credit score and history (10%); the stability in the customer’s residence (e.g., homeowner or not, how long lived at current address) (30%), job stability (45%), age (5%), and income (10%). Currently approximately 65% of the Company’s leases are fleet leases and 35% are sub-prime and non-prime borrowers.

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

Repossession Rate

The Mint Leasing repossession rate for 2014 and 2013 has been approximately 13% and 12% of total units out on lease, respectively, because of downturns in the economy in 2009 and early 2010 as the repossession rate spiked to approximately 20% during those time periods, but normally runs approximately 12-15% of total units.

Marketing and Advertising

The Company markets its leasing products through its partnerships with dealerships and representatives in such dealerships. The Company also advertises its vehicles on Autotrader.com, ebay.com and on the radio. Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2013 and 2012 totaled $2,146 and $8,749, respectively. Advertising costs for the years ended December 31, 2014 and 2013 totaled $67,324 and $2,146, respectively.

Competition

The automobile leasing industry is highly competitive. The Company currently competes with several larger competitors such as Americredit Corp. and Americas Car Mart. Although we believe that our services compare favorably to our competitors, we may not be able to effectively compete with these other companies and competitive pressures, including possible downward pressure on the prices we charge for our products and services, may arise. In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures could have a material adverse effect on the Company’s business, results of operations and financial condition.

Dependence on One or a Few Major Customers

Mint Leasing does not depend on a few major customers for its revenues. As stated above, it has partnerships with over 600 franchise dealerships and has over 850 outstanding leases.

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

Number of Total Employees and Number of Full-Time Employees

The Company currently employs 17 full-time employees, of which 4 are in the Company’s collection department, 3 employees are in the Company’s sales department, 2 perform credit analyst services and 2 perform funding and verification services.

ITEM 1A. RISK FACTORS

Our securities are highly speculative and should only be purchased by persons who can afford to lose their entire investment in our Company. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent. The Company’s business is subject to many risk factors, including the following:

We Will Need To Obtain Additional Financing To Continue To Execute On Our Business Plan and Repay Outstanding Liabilities.

The availability of financing sources depends, in part, on factors outside of our control, including the availability of bank liquidity in general. The current disruptions in the capital markets have caused banks and other credit providers to restrict availability of new credit facilities and require more collateral and higher pricing upon renewal of existing credit facilities, if such facilities are renewed at all. Accordingly, in order to obtain new financing to refinance our currently outstanding credit facilities and promissory notes or to obtain additional credit facilities, we may be required to provide more collateral in the form of finance receivables or cash to support borrowing levels which will affect our financial position, liquidity, and results of operations. In addition, higher pricing would increase our cost of funds and adversely affect our profitability.

We do not currently have any commitments of additional capital from third parties (except pursuant to the terms of the TCA Credit Agreement, which requires us to meet certain ratios of debt to assets before we can borrow funding under such agreement) or from our sole officer and director or majority shareholders. As such, additional financing may not be available on favorable terms, if at all. If we choose to raise additional capital through the sale of debt or equity securities, such sales may cause substantial dilution to our existing shareholders. If we are not able to extend our credit and debt facilities, obtain new credit facilities or to raise the capital necessary to repay the facilities and our outstanding notes payable, we may be forced to abandon or curtail our business plan, which may cause any investment in the Company to become worthless. If we are unable to continue our operations and/or repay our outstanding liabilities, we may be forced to file for bankruptcy protection, may be forced to cease our filings with the Securities and Exchange Commission, and the value of our securities may decline in value or become worthless.

Our Working Capital Will Be Limited As A Result Of The Terms And Conditions Of The Amended Note and Credit Agreement And We May Not Have Enough Funds To Repay Such Amended Note and Credit Agreement.

In addition to the monthly interest due on the Amended Note (the terms of which are described above under “Item 1. Business” – “Corporate History” – “MNH Loan Agreement”) and the monthly interest due on the Credit Agreement (the terms of which are described above under “Item 1. Business” – “Recent Events” – “Senior Secured Credit Facility”), and our requirement to immediately repay any amount of the Amended Note which exceeds the borrowing base thereunder, the principal amount of the Amended Note is payable in eighteen (18) consecutive monthly installments of principal in the amount of $258,333, commencing on May 12, 2014, with a balloon payment equal to the remaining amount of the note due on November 19, 2015. Interest only payments on the Promissory Note issued in connection with the Credit Agreement in the amount of $9,167 each were due on March 6, 2015 and April 6, 2015. Monthly payments of principal, accrued interest and Premium (totaling $71,856 each) are due monthly on the Promissory Note on the 6th day of each month beginning on March 6, 2015 and continuing through maturity on August 6, 2016. We may not have sufficient available cash on hand to pay the required principal payments and may not be able to repay or refinance the Amended Note or Credit Agreement when they come due. We also agreed to pay various ongoing fees to MNH and TCA under the terms of the Loan Agreement and Credit Agreement. Finally, we are required to pay any funds received upon the sale of any motor vehicles to MNH as a prepayment of the Amended Note. As a result of the above, the cash we have available for working capital will be severely limited, we may be forced to borrow additional funding in the future, which may not be available on favorable terms, if at all, and our revenues, results of operations and ability to acquire new leases may be limited in the future.

We do not currently have any commitments of additional capital from third parties (except pursuant to the terms of the Credit Agreement, which requires us to meet certain debt to assets ratios to borrow additional funds) or from our sole officer and director or majority shareholders. As such, additional financing may not be available on favorable terms, if at all. If we choose to raise additional capital through the sale of debt or equity securities, such sales may cause substantial dilution to our existing shareholders and/or trigger the anti-dilution protection of the warrants granted to MNH (described in greater detail below in the risk factor entitled “The Outstanding Warrants Held By MNH And Its Assignee Include Certain Covenants And Requirements, Including A Put Right, Which May Have An Adverse Effect On Our Liquidity And Ability To Raise Funds In The Future. Additionally, We May Not Have Adequate Funds To Pay Amounts Due In Connection With The Put Right, If Exercised.”). If we are not able to obtain additional funding to repay the Amended Loan, Credit Agreement and our other outstanding notes payable and debt facilities, we may be forced to abandon or curtail our business plan, which may cause any investment in the Company to become worthless. If we are unable to continue our operations and/or repay our outstanding liabilities, we may be forced to file for bankruptcy protection, may be forced to cease our filings with the Securities and Exchange Commission, and the value of our securities may decline in value or become worthless.

We Have Substantial Indebtedness Which Could Adversely Affect Our Financial Flexibility And Our Competitive Position.  Our Debt Agreements Have Previously Been Declared In Default, And Our Future Failure To Comply With Financial Covenants In Our Debt Agreements Could Result In Such Debt Agreements Again Being Declared In Default.

We have a significant amount of outstanding indebtedness. As of December 31, 2014, we had $13,678,962 in total liabilities. Additionally, subsequent to December 31, 2014, we borrowed $1,000,000 of additional funds under the TCA Credit Agreement described above.

Our substantial indebtedness could have important consequences and significant effects on our business. For example, it could:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	restrict us from taking advantage of business opportunities;

•	make it more difficult to satisfy our financial obligations;

•	place us at a competitive disadvantage compared to our competitors that have less debt obligations; and

•
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes in satisfactory terms or at all.

We will need to raise additional funding in the future to repay or refinance the Loan Agreement, Credit Agreement our outstanding promissory notes and our accounts payable, and as such may need to seek additional debt or equity financing. Such additional financing may not be available on favorable terms, if at all. If debt financing is available and obtained, our interest expense may increase and we may be subject to the risk of default, depending on the terms of such financing. If equity financing is available and obtained it may result in our shareholders experiencing significant dilution. If such financing is unavailable, we may be forced to curtail our operations, which may cause the value of our securities to decline in value and/or become worthless. Furthermore, the fact that our credit agreements have previously been declared in default may negatively affect the perception of the Company and our ability to pay our debts as they become due in the future and could result in the price of our securities declining in value or being valued at lower levels than companies with similar histories of defaults.

Our TCA Credit Agreement Requires Us To Observe Certain Covenants, And Our Failure To Satisfy Such Covenants Could Result In An Event of Default.

Our Credit Agreement with TCA requires the Company to comply with certain affirmative and negative covenants customary for restricted indebtedness, including, the requirement that Mint North deliver to TCA, pursuant to the terms of the Credit Agreement, various reports, statements and financial statements and the prohibition on Mint North and VJ Holding (i) incurring any indebtedness (other than in connection with the Credit Agreement or as otherwise approved by TCA), (ii) making any new investments (except as expressly set forth in the Credit Agreement), (iii) creating any encumbrances on their assets, (iv) affecting a change in control, (v) issuing stock, (vi) incurring capital expenditures, (vii) making any distributions to shareholders or management, (viii) affecting any transactions with affiliates, or (ix) undertaking certain other actions as described in greater detail in the Credit Agreement, except in the usual course of business. As of the date of this Report, the Credit Agreement had a balance of $1,000,000 and we were in compliance with the covenants required by the Credit Agreement.

Subject to notice and cure period requirements where they are provided for, any unwaived and uncured breach of the covenants applicable to our credit facilities could result in acceleration of the amounts owed and the cross-default and acceleration of indebtedness owing to other lenders, which default may cause the value of our securities to decline in value or become worthless.

Our Ability To Service Our Indebtedness Will Depend On Our Ability To Generate Cash In The Future.

Our ability to make payments on our indebtedness will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic and market conditions and financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash to fund our working capital requirements, capital expenditure, debt service and other liquidity needs, which could result in our inability to comply with financial and other covenants contained in our debt agreements, our being unable to repay or pay interest on our indebtedness, and our inability to fund our other liquidity needs. If we are unable to service our debt obligations, fund our other liquidity needs and maintain compliance with our financial and other covenants, we could be forced to curtail our operations, our creditors could accelerate our indebtedness and exercise other remedies and we could be required to pursue one or more alternative strategies, such as selling assets or refinancing or restructuring our indebtedness. However, such alternatives may not be feasible or adequate.

The Outstanding Warrants Held By MNH And Its Assignee Include Certain Covenants And Requirements, Including A Put Right, Which May Have An Adverse Effect On Our Liquidity And Ability To Raise Funds In The Future. Additionally, We May Not Have Adequate Funds To Pay Amounts Due In Connection With The Put Right, If Exercised.

The outstanding warrants to purchase 19.9 million shares of our common stock at an exercise price of $0.05 per share which are held by MNH and its assignee (the “Warrants”) contain various restrictive covenants and other requirements. For example, the exercise price of the Warrants is subject to anti-dilution protection in the event the Company issues or is deemed to issue any shares for a price per share of less than the then applicable exercise price of the Warrants, subject to certain limited exceptions including securities (i) issued in a bona fide public offering pursuant to a firm commitment underwriting, (ii) issued in connection with an acquisition of a business or technology, including the financing thereof, that is approved by the Company’s Board of Directors (currently only Mr. Parish as sole director of the Company), (iii) issued pursuant to a transaction with a vendor, including equipment lease providers, if such transaction is approved by the Company’s Board of Directors; (iv) issued upon exercise of the Company’s convertible securities that are outstanding as of the grant date of the Warrants (other than the Series B Preferred Stock), or (v) granted to the Company’s officers, directors, consultants (in a manner consistent with past practice) and employees as approved by the Company’s Board of Directors under a plan or plans adopted by the Company’s Board of Directors that are in effect as of the date of the Warrants. Additionally, the shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to a put option (the “Put”) pursuant to which the Company is required to purchase any or all of the Warrant Shares, at the option of the holder, for a total of $ 1.99 million ($0.10 per Warrant Share), pro-rated for any portion thereof (the “Put Price”) at any time and after the earliest of (1) the date of prepayment in full of the Amended Loan; (2) the date of MNH’s acceleration of the amount due under the Amended Note upon an event of default, (3) November 19, 2015, or (4) the date that a Fundamental Transaction (as defined in the Warrants) occurs, including a change in control, certain mergers and similar transactions (as described in greater detail in the Warrants). Due to the above covenants and restrictions, we may be unable to raise funds in the future without triggering the anti-dilutive protection of the Warrants. Additionally, we may not have sufficient funds available to pay the Put Price if the holders exercise their Put rights. In the event we do not have available funds to pay the Put Price and cannot raise funds, MNH can declare an event of default and take action to enforce their security interest over our assets. Such inability to pay the Put Price or our inability to issue shares below the applicable exercise price of the Warrants, as well as other restrictions in the Warrants, could have a material adverse effect on our liquidly, results of operations and could force us to curtail or abandon our operations, causing any investment in the Company to become worthless.

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

The Repayment of the Amended Note And Amounts Owed Under The Credit Agreement Are Secured By A Security Interest In All Of Our Assets.

The repayment of the Amended Note is secured by a security interest in all of our assets, the assignment of all of our outstanding leases, and the securities of The Mint Leasing, Inc. (Texas) and The Mint Leasing South, Inc. (Texas) our wholly-owned subsidiaries. The Amended Note is also personally guaranteed by Jerry Parish, our sole director and Chief Executive Officer. The Promissory Note issued pursuant to the Credit Agreement is secured by a Security Agreement provided to TCA from Mint North pursuant to which Mint North provided TCA a security interest over substantially all of its properties and assets, and guaranteed by VJ Holding and Mr. Parish pursuant to Guaranty Agreements, and pursuant to a deed of trust provided to TCA from VJ Holding, pursuant to which VJ Holding provided TCA a security interest over the land on which the Company operates its vehicle leasing operations, the rights of which are leased to the Company from VJ Holding.

The Credit Agreement includes customary events of default for facilities of a similar nature and size as the Credit Agreement, including if a change in control of Mint North or VJ Holding occurs, if it is determined in good faith by TCA that the security for the Promissory Note is or has become inadequate, if it is determined in good faith by TCA that the prospect for payment or performance of the Promissory Note is impaired for any reason, if Mint North does not have sales revenues for every quarter that are at least 75% of the sales revenue of Mint North for the prior year’s calendar quarter (i.e., pursuant to a comparison of the current quarter revenue to the revenue for the same quarter for the prior year), of if the outstanding balance of the Promissory Note exceeds the lesser of: (i) eighty percent (80%) of the then existing eligible accounts pledged as security for the repayment of the Promissory Note by Mint North; or (ii) eighty percent (80%) of the value of all of Mint North’s collateral, as determined by TCA in its sole and absolute discretion.

If we default in the repayment of the Amended Note or the Loan Agreement, the Credit Agreement or Promissory Note and/or any of the terms and conditions thereof, MNH and/or TCA, as applicable, may enforce their security interests over our assets which secure the repayment of such obligations, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, the Company’s securities could become worthless.

The Shares Issued To TCA Are Required To Net TCA Certain Minimum Amounts Upon The Sale Thereof Or We Are Required To Issue Additional Shares to TCA And/Or Pay TCA The Difference. The Shares Also Have Redemption Rights.

In connection with and as consideration for a $400,000 Advisory Fee due to TCA, the Company issued 1,739,130 shares of restricted common stock (valued at the lowest weighted average price per share of the Company’s common stock on the five trading days immediately prior to the execution date of the Credit Agreement) to TCA, which number of shares is adjustable from time to time (as described below), such that the total shares issued to and sold by TCA will provide TCA an aggregate of $400,000 in value (the “Advisory Fee Shares”). The number of Advisory Fee Shares are adjustable from time to time at such times as TCA has provided the Company an accounting of sales showing that it has not realized $400,000 in value from the sale of such Advisory Fee Shares. In the event TCA sells Advisory Fee Shares and generates $400,000 in value, then any additional Advisory Fee Shares (or additional shares issued in connection with an adjustment) are to be returned by TCA for cancellation. The Company also has the right at any time to redeem the then outstanding Advisory Fee Shares (and any additional shares issued to TCA in connection with an adjustment), for an amount equal to the Advisory Fee less any value previously received by TCA in connection with sales of the Advisory Fee Shares. TCA has the right to require the Company to redeem the Advisory Fee Shares (or that number that then remain outstanding, together with any shares issuable as an adjustment as described above) on the earlier to occur of (a) the maturity date of the Promissory Note; and (b) upon the occurrence of an event of default under the Credit Agreement, or at any time thereafter, and require the Company to pay TCA cash in an amount equal to the total amount of the Advisory Fee less any cash proceeds received by TCA from the prior sale of Advisory Fee Shares. The issuance of additional shares of common stock to TCA may cause substantial dilution to existing shareholders. The payment of amounts to TCA upon redemption of the Advisory Fee Shares or in the event the sales by TCA do not net $400,000 could substantially reduce our available cash on hand, force us to raise additional funds, or cause a default under the Credit Agreement in the event we are unable to pay such amounts. The sale of the Advisory Fee Shares by TCA could cause the value of our common stock to decline in value. In addition, the Advisory Fee Shares may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price.

The Exercise Of Outstanding Warrants May Cause Significant Dilution To Existing Shareholders.

The Company granted MNH and its assignee warrants to purchase up to an aggregate of 20 million shares of the Company’s common stock (of which 19.9 million remain outstanding), which have a term of seven years and an exercise price of $0.05 per share as additional consideration for entering into the Loan Agreement and pursuant to a Securities Issuance Agreement. The Warrants include cashless exercise rights. The exercise of the Warrants may cause significant dilution to existing shareholders.

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

We face continued competition for our employees, and may face competition for the services of Mr. Parish in the future. We currently have $1,000,000 of key man insurance on Mr. Parish. We also have an employment agreement in place with Mr. Parish which expires on July 10, 2017. Mr. Parish is our driving force and is responsible for maintaining our relationships and operations. We may not be able to retain Mr. Parish and/or attract and retain qualified employees in the future. The loss of Mr. Parish, and/or our inability to attract and retain qualified employees on an as-needed basis could have a material adverse effect on our business and operations.

Mr. Parish, Our Sole Director, May, At His Own Discretion And Without Notice To Shareholders, Increase The Salary That He Pays Himself To The Amount Already Provided For In His Employment Agreement Or Any Other Amount He Determines In His Sole Discretion.

On July 18, 2008, the Company assumed a three year employment agreement between The Mint Leasing, Inc., a Texas corporation and Mr. Parish, originally effective as of July 10, 2008, which has since been extended through July 10, 2017. The employment agreement provides for a salary $675,000 per annum and a bonus payable quarterly equal to 2% of the Company’s “modified EBITDA” (as defined in the employment agreement), as well as a discretionary bonus payable at the option of the Company’s Board of Directors (currently consisting solely of Mr. Parish). During 2014, 2013, 2012, 2011 and 2010, Mr. Parish received cash compensation of $263,300, $315,000, $315,000, $315,000 and $379,995, respectively. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2010, 2011, 2012 and 2013. However, Mr. Parish can require the Company to pay him the full amount due under the employment agreement (i.e., $675,000 per year plus a quarterly bonus of 2% of the Company’s “modified EBITDA”) at any time, at his own discretion, and without notice to the shareholders. Additionally, as Mr. Parish is the Company’s sole director, he can unilaterally and without shareholder notice or approval, increase the amount he is paid under this employment agreement at any time (for example in September 2014, Mr. Parish, as sole director of the Company, unilaterally approved a decrease in the exercise of certain options previously granted to Mr. Parish from $3.00 per share to $0.10 per share, in consideration for services rendered). In the event that Mr. Parish was to request to be paid the full amount due pursuant to the terms of his employment agreement, or he was to increase the amount he was due pursuant to the terms of the employment agreement, such increased payments would significantly increase the Company’s quarterly expenses and could materially adversely affect the Company’s results of operations, resulting in a decrease in the value of the Company’s common stock. Additionally, a significant increase in Mr. Parish’s salary could prohibit the Company from paying its liabilities as they come due, decrease the funds the Company has available for working capital, and force the Company to curtail its operations and business plan.

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

The Company has 20,000,000 shares of preferred stock authorized and 185,000 shares of Series A Convertible Preferred Stock and 2,000,000 shares of Series B Convertible Preferred Stock designated. As of the date of this Report, the Company has no Series A Convertible Preferred Stock shares issued and outstanding and 2,000,000 Series B Convertible Preferred Stock shares issued and outstanding, which shares are held by the Company’s Chief Executive Officer and sole director, Jerry Parish. The Company’s Series A Convertible Preferred Stock allows the holder to vote 200 votes each on shareholder matters and Series B Convertible Preferred Stock shares allow the holder to vote a number of voting shares equal to the total number of voting shares of the Company’s issued and outstanding stock as of any record date for any shareholder vote plus one additional share. As a result, due to Mr. Parish’s ownership of the Series B Convertible Preferred Stock shares, he has majority control over the Company. Mr. Parish also beneficially owns approximately 48.1% of the Company’s outstanding common stock and 73.8% of the Company’s voting stock. The Series B Convertible Preferred Stock holds a liquidation preference of $0.001 per share ($2,000 in aggregate) which is paid, upon liquidation or winding up of the Company, prior to any distributions of assets of the Company to shareholders of the Company’s common stock.

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

Jerry Parish, Our Chief Executive Officer and sole Director, Can Exercise Voting Control Over Corporate Decisions.

Jerry Parish beneficially holds voting control over (a) 2,000,000 Series B Convertible Preferred Stock shares, which provide him the ability to vote the total number of outstanding shares of voting stock of the Company plus one vote, and (b) approximately 48.1% of the Company’s outstanding common stock; which in aggregate provides him voting control over approximately 73.8% of our total voting securities.  As a result, Mr. Parish will exercise control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Parish may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

Due To The Fact That The Company Leases Its Office and Warehouse Space and Automobile Lot From An Entity Partially Owned By Mr. Parish, The Company’s Majority Shareholder, Sole Officer And Sole Director, If Mr. Parish Was To Step Down As An Officer And Director Of The Company, The Company Could Be Forced To Seek Alternative Office, Warehouse and/or Automobile Lot Space.

The Company leases an approximately 27,000 square foot facility, which includes 6,000 square feet of office space and certain other adjacent property which it uses an automobile lot from a limited liability corporation that is owned by the Company’s sole officer and director, Jerry Parish and Victor Garcia, a significant shareholder, at the rate of $15,000 per month. The lease was renewed for a term of one year on July 31, 2014, 2013 and 2012. The Company also has the right to one additional one year extension. Any extensions under the lease shall be at a monthly rental cost mutually agreeable by the parties. The payment of the rental costs due under the lease is secured by a lien on all of the Company’s goods and personal property located within the leased premises. Because of the fact that the entity which leases the property to the Company is partially owned by Mr. Parish, our sole officer and director, it is possible that if Mr. Parish were to resign as an officer and/or director of the Company, he could choose not to renew the lease arrangement and we could be forced to find an alternative location for our operations and automobiles. Such alternative lease location may be a higher monthly cost than our current lease arrangement and as such, our expenses could increase, creating a materially adverse effect on our results of operations and consequently, the value of our securities.

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
•      accounting for outstanding derivative securities;
•      the degree to which we encounter competition in our markets; and
•      other general economic conditions.

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

A Substantial Part of the Company’s Target Consumer Base Includes Customers Which Are Inherently at High Risk for Defaults and Delinquencies.

A substantial number of our leases involve at-risk customers, which do not meet traditional dealerships’ qualifications for leases. Specifically, while the total number of sub-prime leases varies from time to time, we estimate that approximately 10% of our total leases (or between approximately 85 leases) are with sub-prime borrowers. While we take steps to reduce the risks associated with such customers, including post-verification of the information in their lease applications and requiring down-payments ranging up to thirty percent of the manufacturer’s suggested retail price (MSRP) of the vehicles we lease, our methods for reducing risk may not be effective in the future. In the event that we underestimate the default risk or under-price or under-secure leases we provide, our financial position, liquidity, and results of operations would be adversely affected, possibly to a material degree. The Company believes that the expansion into the fleet leasing segment discussed above will help to reduce this risk over time.

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

Additionally, our sole officer and director and significant shareholders are required to file Form 3, 4 and 5’s and Schedule 13d/g’s with the SEC disclosing their ownership of the Company and changes in such ownership. Furthermore, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As a result, our management (i.e., our sole officer and director) and other personnel are required to devote a substantial amount of time and resources to the preparation of required filings with the SEC and SEC compliance initiatives. Moreover, these filing obligations, rules and regulations increase our legal and financial compliance costs and quarterly expenses and make some activities more time-consuming and costly than they would be if we were a private company. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing has previously revealed deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. The costs and expenses of compliance with SEC rules and our filing obligations with the SEC, or our identification of deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, could materially adversely affect our results of operations or cause the market price of our stock to decline in value.

We Are Governed Solely By A Single Executive Officer And Director, And, As Such, There May Be Significant Risk To Us From A Corporate Governance Perspective.

Mr. Parish, our sole officer and director, makes decisions such as the approval of related party transactions, the compensation of executive officers (provided that Mr. Parish currently serves as our sole officer), and the oversight of the accounting function. Additionally, because we only have one executive officer, there may be limited segregation of executive duties, and thus, there may not be effective disclosure and accounting controls. In addition, Mr. Parish will exercise full control over all matters that require the approval of the Board of Directors, as he currently serves as the sole director of the Company. Accordingly, the inherent controls that arise from the segregation of executive duties and review and/or approval of those duties by the Board of Directors may not prevail. We have not adopted formal policies and procedures for the review, approval or ratification of transactions with our executive officers, directors and significant shareholders (provided that Mr. Parish currently serves as our sole officer and director). As such, the Company’s lease agreement with a partnership, which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia), the Company’s notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by Mr. Parish and Mr. Garcia, the Company’s employment agreement with Mr. Parish and the amounts previously paid to Mr. Garcia in consideration for consulting services rendered (each as described in greater detail below under “Certain Relationships And Related Transactions”), were only approved by Mr. Parish as the Company’s sole director, without Mr. Parish undertaking any formal review of those transactions.

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

Our Operations Are Subject to Significant Competition.

The automobile leasing industry is highly competitive. The Company currently competes with several larger competitors such as Americredit Corp. and Americas Car Mart. Although we believe that our services compare favorably to our competitors, we may not be able to effectively compete with these other companies and competitive pressures, including possible downward pressure on the prices we charge for our products and services, may arise. In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. However, we may not be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations. Further, the adoption of additional, or the revision of existing, rules and regulations could have a material adverse effect on our business.

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

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Securities Exchange Act of 1934, as amended, as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser’s consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock.

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

In addition, various state securities laws impose restrictions on transferring “penny stocks” and as a result, investors in the common stock may have their ability to sell their shares of the common stock impaired.

We Have Reported Several Material Weaknesses In The Effectiveness Of Our Internal Controls Over Financial Reporting, And If We Cannot Maintain Effective Internal Controls Or Provide Reliable Financial And Other Information, Investors May Lose Confidence In Our SEC Reports.

We reported material weaknesses in the effectiveness of our internal controls over financial reporting related to the lack of segregation of duties and the need for a stronger internal control environment. In addition, we concluded that our disclosure controls and procedures were ineffective and that material weaknesses existed in connection with such internal controls. Specifically, we identified the following two material weaknesses in our internal control over financial reporting at the end of each fiscal year end from December 31, 2007 through December 31, 2014:

•
Inadequate and ineffective controls over the period-end financial reporting close process - The controls were not adequately designed or operating effectively to provide reasonable assurance that the financial statements could be prepared in accordance with GAAP. Specifically, we did not have sufficient personnel with an appropriate level of technical accounting knowledge, experience and training to adequately review manual journal entries recorded, ensure timely preparation and review of period-end account analyses and the timely disposition of any required adjustment, review of our customer contracts to determine revenue recognition in the proper period, and ensure effective communication between operating and financial personnel regarding the occurrence of new transactions; and

•
Adequacy of accounting systems at meeting Company needs—The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported, amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

Prior to the Over-The-Counter Bulletin Board (OTCBB) shutting down in November 2014, our common stock traded on the OTCBB. Currently our common stock trades on the OTCQB market. On February 23, 2011, we were automatically delisted from the OTCBB due to the fact that no market maker quoted our common stock on the OTCBB for a period of four or more days; provided that our common stock was re-quoted on the OTCBB on April 27, 2011. Subsequently on July 23, 2012, our common stock was again automatically delisted from the OTCBB due to the fact that no market maker quoted our common stock on the OTCBB for a period of four or more days; provided that our common stock was re-quoted on the OTCBB on December 12, 2013 and continued to be quoted on such market until it was shut down in November 2014.

Because our common stock is traded on the OTCQB, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to the actual value of the Company, and not reflect the actual value of our common stock. Additionally, the value of our common stock could be adversely impacted by the fact that our common stock has previously been delisted from the OTCBB and/or negative perceptions relating to such delistings. Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company’s public reports, industry information, and those business valuation methods commonly used to value private companies.

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

•
establish and maintain a system of internal control over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

•	maintain various internal compliance and disclosures policies, such as those relating to disclosure controls and procedures and insider trading in our common stock;

•	involve and retain to a greater degree outside counsel and accountants in the above activities;

•	maintain a comprehensive internal audit function; and

•	maintain an investor relations function.

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

ITEM 2. PROPERTIES

The Company leases an approximately 27,000 square foot facility, which includes 6,000 square feet of office space and certain other adjacent property which it uses an automobile lot from a limited liability corporation that is owned by the Company’s sole officer and director, Jerry Parish and Victor Garcia, a significant shareholder. Beginning in September 2010, the Company and the lessor agreed to reduce the monthly rent from $20,000 (which was the amount originally required under the terms of the lease) to $15,000 per month for the balance of the lease term. The lease was renewed for additional one year terms on July 31, 2014, 2013 and 2012, at a monthly rental rate of $15,000 per month. The Company also has the right to one additional one year extension. Any extensions under the lease shall be at a monthly rental cost mutually agreeable by the parties. The payment of the rental costs due under the lease is secured by a lien on all of the Company’s goods and personal property located within the leased premises. Rent expense under the lease amounted to $165,000 and $180,000 for the years ended December 31, 2014 and 2013, respectively.

ITEM 3. LEGAL PROCEEDINGS

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The common stock of The Mint Leasing, Inc. commenced trading on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “LGCC” on August 14, 2006. Effective July 21, 2008, we changed our name and the trading symbol became “MLES”. On February 23, 2011, we were automatically delisted from the OTC Bulletin Board due to the fact that no market maker quoted our common stock on the OTCBB for a period of four or more days; provided that our common stock was re-quoted on the OTCBB on April 27, 2011. Subsequently on July 23, 2012, our common stock was again automatically delisted from the OTCBB due to the fact that no market maker quoted our common stock on the OTCBB for a period of four or more days; provided that our common stock was re-quoted on the OTCBB on December 12, 2013 and continued to be quoted on the OTCBB until such market was shut down in November 2014. Since November 17, 2014, our common stock has solely been quoted on the OTCQB market maintained by OTC Markets Group, Inc.

The following table sets forth the high and low trading prices of one (1) share of our common stock for the periods presented below. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW
December 31, 2014	$0.400	$0.100
September 30, 2014	$0.550	$0.050
June 30, 2014	$0.300	$0.030
March 31, 2014	$0.085	$0.030

December 31, 2013	$0.100	$0.010
September 30, 2013	$0.075	$0.010
June 30, 2013	$0.075	$0.075
March 31, 2013	$0.095	$0.011

As of April 6, 2015, we had 91,012,802 shares of common stock issued and outstanding, held by approximately 67 shareholders of record, no shares of Series A Convertible Preferred Stock issued and outstanding and 2,000,000 shares of Series B Convertible Preferred Stock issued and outstanding.

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

Series B Convertible Preferred Stock

The Company’s Series B Convertible Preferred Stock shares (the “Series B Stock”) allow the holder to vote a number of voting shares equal to the total number of voting shares of the Company issued and outstanding as of any record date for any shareholder vote plus one additional share. The Series B Stock has a liquidation preference over the shares of common stock issued and outstanding. The Series B Stock is convertible at the option of the holder with 61 days’ notice to the Company into 10 shares of common stock for each share of Series B Stock issued and outstanding, which conversion rate may be increased by the Company’s sole director from time to time as provided in the Series B Stock designation.

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

The Series B Convertible Preferred Stock holds a liquidation preference of $0.001 per share ($2,000 in aggregate) which is paid, upon liquidation or winding up of the Company, prior to any distributions of assets of the Company to shareholders of the Company’s common stock.

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

In June 2014, we issued 1,000,000 shares of our restricted common stock to a consultant in consideration for services rendered by the consultant in connection with the refinance of our outstanding loan agreement with Comerica Bank in November 2013.

On July 9, 2014, we sold KBM Worldwide, Inc. a Convertible Promissory Note in the principal amount of $158,500 pursuant to a Securities Purchase Agreement, dated the same day.

As described above under “Item 1. Business” – “Recent Events” – “Share Exchange”, in connection with the Exchange Agreement, the Company agreed to issue 62,678,872 shares of common stock to Sunset. Notwithstanding that requirement, such shares were never issued and in February 2015, the parties to the Exchange Agreement completely rescinded such agreement and the transactions contemplated therein as described above under “Item 1. Business” – “Recent Events” – “Mutual Rescission and Release Agreement”.

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

On October 23, 2014, MNH exercised 100,000 of its Warrants (described in greater detail above under “Item 1. Business” – “MNH Loan Agreement”), to purchase shares of the Company’s common stock. The Warrants were exercised using the cashless exercise mechanism of the options, pursuant to which 15,744 shares of common stock issuable upon exercise of the Warrants, totaling the $5,000 exercise price of such exercised Warrants, were surrendered to the Company for cancellation and a net of 84,256 shares of common stock were issued to MNH in connection with such exercise. On November 6, 2014, the Company issued the 84,256 shares to MNH in connection with such exercise.  On March 31, 2015, Mr. Parish, our sole officer and director, and majority shareholder, purchased the 84,256 shares from MNH in consideration for $17,000 (approximately $0.20 per share).

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

In November 2014, the Company issued 400,000 shares of its restricted common stock to an employee in consideration for a $20,000 bonus.  In November 2014, the Company also mistakenly issued an additional 400,000 shares of restricted common stock to the same employee, which shares will be cancelled.

In December 2014, the Company issued 2.6 million shares of its restricted common stock to Wall Street Voice Com LLC (“Wall Street”), in connection with the Company’s entry into a consulting agreement with Wall Street. Pursuant to the agreement, Wall Street agreed to provide corporate communication and broker relations services for a period of 12 months. The Company is currently in the process of cancelling 2 million of such shares from Wall Street.

In February 2015, the Company issued the Advisory Fee Shares to TCA as described above under “Item 1. Business” – “Recent Events” – “Senior Secured Credit Facility”.

The issuances described above were exempt from registration pursuant to Section 4(2) and/or Rule 506 of Regulation D of the Securities Act since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipients (a) were “accredited investors;” and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. With respect to the transactions described above, no general solicitation was made either by us or by any person acting on our behalf. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

All of the shares of common stock issuable upon exercise of the Warrants were exempt from registration pursuant to an exemption from registration afforded by Section 3(a)(9) of the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information the Company believes to be reasonable under the circumstances. Our actual results may not conform to the Company’s estimates and assumptions, and reported results of operations may be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. The following policies are those the Company believes to be the most sensitive to estimates and judgments.

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

Realization of unguaranteed residual values depends on many factors, several of which are not within the Company’s control, including general market conditions at the time of the original lease contract’s expiration, whether there has been unusual wear and tear on, or use of, the vehicle, the cost of comparable new vehicles and the extent, if any, to which the vehicle has become technologically or economically obsolete during the lease contract term. These factors, among others, could have a material impact on the estimated unguaranteed residual values.

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

Stock-based Compensation

The Company accounts for stock-based compensation using the modified prospective application method in accordance with accounting guidance provided by the Financial Accounting Standards Board (the “FASB”). This method provides for the recognition of the fair value with respect to share-based compensation for shares subscribed for or granted on or after January 1, 2006, and all previously granted but unvested awards as of January 1, 2006. The cost is recognized over the period during which an employee is required to provide services in exchange for the options.

Income Taxes

Prior to July 18, 2008, the Company’s financial statements do not include a provision for Income Taxes because the taxable income of Mint is included in the Income Tax Returns of the stockholders under the Internal Revenue Service “S” Corporation elections. As an “S” Corporation the Company was eligible to and did so elect to be taxed on a cash basis under the provisions of the Internal Revenue Service.

Upon completion of the July 18, 2008 transaction with Legacy as more fully described in Note 1 to the audited consolidated financial statements, Mint ceased to be treated as an “S” Corporation for Income Tax purposes, resulting in (1) the imposition of income tax at the corporate level instead of the shareholder level and (2) the inability to continue to elect to be taxed on a cash basis.

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

See Note 8 to the Audited Financial Statements for the year ended December 31, 2014, included herewith for detailed information on the Company’s derivative liabilities.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the 2015 fiscal year, we plan to continue investigating opportunities to support our long-term growth initiatives. We are exploring opportunities to increase the Company’s capital base through institutional or bank funding, the issuance by the Company of additional common or preferred stock and/or the issuance of convertible debt, which may not be available on favorable terms if at all. The Company has also historically engaged various consultants from time to time in an effort to help facilitate the Company’s ability to raise funding. Without access to additional capital in the form of debt or equity, the Company’s ability to add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio, after paying its debt servicing costs. While the cash flow from its current lease portfolio is sufficient to service the Company’s debts and expenses, additional efforts will be needed to generate a profit.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014, COMPARED TO THE YEAR ENDED DECEMBER 31, 2013

For the year ended December 31, 2014, total revenues were $7,725,558, compared to $6,459,615 for the year ended December 31, 2013, an increase in total revenues of $1,265,943 or 20% from the prior period. For the year ended December 31, 2014, revenues from sales-type leases, net, increased $1,344,726 or 27% to $6,417,801 for the year ended December 31, 2014, from $5,073,075 for the year ended December 31, 2013. Revenues from amortization of unearned income related to sales-type leases decreased $78,783 or 6% to $1,307,757 for the year ended December 31, 2014, from $1,386,540 for the year ended December 31, 2013.

The increase in revenues from sales-type leases, net, was primarily due to the Company’s ability to obtain new financing during the year ended December 31, 2014. We were able to secure new financing from KBM Worldwide (described in greater detail above under “Item 1. Business” – “Recent Events” – “KBM Worldwide, Inc. Convertible Note”), secure additional funding from notes payable to related parties, and the slightly lower principal payments and lower interest payments gave the Company the ability to deploy cash to purchase some additional vehicles. The Company believes that if it had access to additional capital during the year ended December 31, 2014, its revenues would have been even higher.

Cost of Sales-type leases increased $1,085,627 or 35% to $4,206,290 for the year ended December 31, 2014, compared to $3,120,663 for the year ended December 31, 2013. Cost of sales-type leases increased as a result of new leases entered into by the Company partially offset by lower costs incurred purchasing vehicles for the year ended December 31, 2014, compared to the year ended December 31, 2013. The cost of vehicles was lower due to the Company’s ability to negotiate better terms with car dealers due to the Company’s increased emphasis on fleet leases which resulted in the Company being able to buy several vehicles at a time rather than a single vehicle and the volume pricing that goes along with such purchases. The emphasis on fleet leasing also led to purchases of somewhat less expensive vehicles for the new leases.

Repossession and cancelled lease expense decreased by $51,053 or 2% to $2,929,709 for the year ended December 31, 2014, compared to $2,980,762 for the year ended December 31, 2013. This decrease in costs associated with early lease terminations and repossessions of vehicles is the result of fewer early lease terminations in 2014 compared to the prior year.

Gross profit increased $231,369 or 65% to a gross profit of $589,559 for the year ended December 31, 2014 compared to a gross profit of $358,190 for the year ended December 31, 2013. Gross profit increased as a result of the increase in revenues and the decrease in costs associated with early lease terminations discussed above.

Gross profit as a percentage of revenues was 8% for the year ended December 31, 2014 compared to 6% for the year ended December 31, 2013. As stated above, the increases in the gross profit both in actual dollars and as a percentage of revenues, are primarily attributable to lower costs associated with early lease terminations and repossessions.

General and administrative expenses were $2,561,069 and $2,461,913 for the years ended December 31, 2014 and December 31, 2013, respectively, resulting in an increase of $99,156 or 4% from the prior period. The increase in general and administrative expense was primarily the result of legal, accounting and consulting fees associated with renewals of existing debt facilities and locating potential new funding sources in 2014.

Other expense, primarily interest expense, was $1,116,278 for the year ended December 31, 2014 and other income, primarily gain on debt refinance partly offset by interest expense, was $5,328,937 for the year ended December 31, 2013. The main reason for the $6,445,215 or 121% change was due to the refinance of the Comerica debt and the resulting gain recognized thereon of $6,708,385. Specifically, we recognized a one-time gain on the refinance of the Comerica debt facility in 2013 of $6,708,385, which represents the difference between the termination of the Comerica credit facility of $18,135,374 and the addition of the MNH credit facility of $9,300,000, warrant derivatives issued of $1,883,109 and attorney’s fees of $243,880.

There was no income tax expense for either the year ended December 31, 2014 or the year ended December 31, 2013.

The Company had a net loss of $3,087,788 for the year ended December 31, 2014, compared to net income of $3,225,214 for the year ended December 31, 2013, a decrease of $6,313,002 from the prior period. The net income in 2013 was due to a one time gain on the refinancing of the Comerica debt as described above. Without the one-time gain the Company would have had a net loss in 2013 of $3,483,171. After adjusting 2013 for the one-time gain, there was an improvement in net losses of $395,383 in 2014 compared to 2013. This is a result of the higher revenues and a decrease in cost of sales, partially offset by a decrease in revenues from the amortization of unearned income; a decrease in cost of revenues associated with repossessions and cancelled leases, and an increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $15,247,094 as of December 31, 2014, which included cash of $117,293, investment in sales-type leases, net, of $14,294,915, vehicle inventory of $825,708, property and equipment, net, of $400, and other assets of $8,778.

We had total liabilities as of December 31, 2014 of $13,678,962 which included $1,094,431 of accounts payable and accrued liabilities, credit facilities of $8,608,504, relating to amounts owed to MNH, Moody Bank, and various third parties (described in greater detail above under “Item 1. Business” – “MNH Loan Agreement”, “Item 1. Business” – “Moody Bank Credit Facility”, “Item 1. Business” – “Comerica Bank Credit Facility”, and “Item 1. Business” – “Third Party Promissory Notes”, respectively), $47,152 of convertible note payable, net of discount, owed to KBM, as described under “Item 1. Business” – “Recent Events” – “KBM Worldwide, Inc. Convertible Note”, $1,896,677 of notes payable to related parties as described below, and derivative liabilities associated with Warrants granted in connection with the MNH Amended Note of $2,079,350 (described in greater detail in footnote 8 of the audited consolidated financial statements attached hereto).

The Company had notes and advances payable to Jerry Parish, Victor Garcia and an affiliate of $1,896,677 and $1,211,200 as of December 31, 2014 and December 31, 2013, respectively. These notes and advances payable are non-interest bearing and subordinated to the credit facilities with the banks. The Company imputed interest on these note payables at a rate of 8.75% per year. Interest expense of $49,116, and $37,308 was recorded as contributed capital for the years ended December 31, 2014 and 2013, respectively.

We generated $1,173,718 in cash from operating activities for the year ended December 31, 2014, which was mainly from collections and reductions of net investment in sales-type leases of $3,636,547 partially offset by decrease in accounts payable and accrued expenses of $40,569. Items negatively impacting the cash provided by operations for the year ended December 31, 2014 were an increase in vehicle inventory of $325,746, an increase in other assets of $4,149, and a net loss of $3,087,788. Additionally, non-cash items that had a positive impact on the cash provided from operating activities included depreciation of $5,031, bad debt expense of $321,310, imputed interest of $49,116, debt discount amortization of $47,152, stock-based compensation expense of $426,964, and loss on derivatives of $145,850.

We had no investing activities affecting cash for the years ended December 31, 2014 or 2013.

We had $1,379,220 of net cash used in financing activities for the year ended December 31, 2014, which was due to $2,348,697 of payments on credit facilities and notes payable and $141,023 of payments on related party notes, offset by $826,500 of shareholder and related party loans, $10,500 of common stock sold for cash, and $273,500 of new debt financing.

Subsequent to December 31, 2014, we repaid the Convertible Note owed to KBM Worldwide, Inc., repaid the amount owed to Moody Bank and entered into a Senior Secured Credit Facility, described in greater detail above under “Item 1. Business” – “Recent Events” – “KBM Worldwide, Inc. Convertible Note”, “Item 1. Business” – “Moody Bank Credit Facility”, and “Item 1. Business” – “Recent Events” – “Senior Secured Credit Facility”.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE MINT LEASING, INC.
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Mint Leasing, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of The Mint Leasing, Inc. (the “Company”) as of December 31, 2014 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2014. The Mint Leasing, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Mint Leasing, Inc. as of December 31, 2014 and the results of its operations and cash flows for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP
Houston, Texas
April 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Mint Leasing, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of The Mint Leasing, Inc. (the “Company”) as of December 31, 2013 and the related statements of operations, stockholders' equity and cash flows for the twelve month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Mint Leasing, Inc. as of December 31, 2013 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 31, 2014

THE MINT LEASING, INC.
CONSOLIDATED FINANCIAL STATEMENTS

The Mint Leasing, Inc.
Consolidated Balance Sheets
December 31, 2014 and 2013

ASSETS	2014	2013
Cash and cash equivalents	$117,293	$322,795
Investment in sales-type leases, net of allowance of $344,499 and $445,214, respectively	14,294,915	18,252,772
Vehicle inventory	825,708	499,963
Property and equipment, net	400	5,431
Other assets	8,778	4,629
TOTAL ASSETS	$15,247,094	$19,085,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$1,094,431	$1,135,001
Short-term credit facilities	8,561,352	3,499,364
Convertible note payable, net of discount ($111,348 at December 31, 2014)	47,152	-
Notes payable to related parties	1,896,677	1,211,200
Derivative Liability	2,079,350	1,933,500
Total Current Liabilities	13,678,962	7,779,065

Long-term credit facilities	-	7,295,685

TOTAL LIABILITIES	13,678,962	15,074,750

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, 20,000,000 shares authorized at $0.001 par value;
Series A, 185,000 shares authorized at $0.001 par value, 0 shares issued and outstanding	-	-
Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 shares issued and outstanding	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 86,773,672 and 80,414,980 shares issued and outstanding, respectively	86,773	80,415
Additional paid in capital	10,163,777	9,525,055
Accumulated deficit	(8,684,418)	(5,596,630)
TOTAL STOCKHOLDERS’ EQUITY	1,568,132	4,010,840
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,247,094	$19,085,590

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
Consolidated Statements of Operations For the Years Ended December 31, 2014 and 2013
	2014	2013
REVENUES
Sales-type leases, net	$6,417,801	$5,073,075
Amortization of unearned income related to sales-type leases	1,307,757	1,386,540
Total Revenues	7,725,558	6,459,615

COST OF REVENUES
Cost of sales-type leases	4,206,290	3,120,663
Repossession and cancelled lease expense	2,929,709	2,980,762
Total Cost of Revenues	7,135,999	6,101,425

GROSS PROFIT	589,559	358,190

GENERAL AND ADMINISTRATIVE EXPENSE	2,561,069	2,461,913

LOSS FROM OPERATIONS	(1,971,510)	(2,103,723)

OTHER INCOME (EXPENSE)
Other Income	68,081	224,468
Gain on Debt Refinance	-	6,708,385
Loss on Derivatives	(145,850)	(50,392)
Interest expense	(1,038,509)	(1,553,524)
Total Other Income (Expense)	(1,116,278)	5,328,937

INCOME (LOSS) BEFORE INCOME TAX	(3,087,788)	3,225,214

Income Tax Expense	-	-

NET INCOME (LOSS)	$(3,087,788)	$3,225,214

Net Income (Loss) Per Share – Basic	$(0.04)	$0.04
Net Income (Loss) Per Share – Diluted	$(0.04)	$0.04

Weighted average shares outstanding - Basic	84,217,638	80,842,377
Weighted average shares outstanding – Diluted	84,217,638	82,241,880

See accompanying notes to the consolidated financial statements

Mint Leasing, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2014 and 2013
	Preferred Series A		Preferred Series B		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
Description	Number	Dollar	Number	Dollar	Number	Dollar	Capital	Deficit	Equity

Balance, December 31, 2012	-	$-	2,000,000	$2,000	82,414,980	$82,415	$9,485,747	$(8,821,844)	$748,318

Imputed interest on related party Notes	-	-	-	-	-	-	37,308	-	37,308
Shares cancelled	-	-	-	-	(2,000,000	(2,000)	2,000	-	-
Net Income	-	-	-	-	-	-	-	3,225,214	3,225,214
Balance, December 31, 2013	-	$-	2,000,000	$2,000	80,414,980	$80,415	$9,525,055	$(5,596,630)	$4,010,840

Imputed interest on related party Notes	-	-	-	-	-	-	49,116	-	49,116

Shares issued for services	-	-	-	-	6,239,436	6,239	250,944	-	257,183
Shares issued for cash	-	-	-	-	35,000	35	10,465	-	10,500
Exercise of warrants	-	-	-	-	84,256	84	(84)	-	-
Modification of stock options	-	-	-	-	-	-	169,781	-	169,781
Debt discount due to BCF	-	-	-	-	-	-	158,500	-	158,500
Net Loss	-	-	-	-	-	-	-	(3,087,788)	(3,087,788)
Balance, December 31, 2014	-	$-	2,000,000	$2,000	86,773,672	$86,773	$10,163,777	$(8,684,418)	$1,568,132

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014 and 2013
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(3,087,788)	$3,225,214
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,031	21,752
Bad debt	321,310	240,040
Gain on debt refinance	-	(6,952,265)
Debt discount amortization	47,152	-
Imputed interest	49,116	37,308
Loss on derivative	145,850	50,392
Stock-based compensation	426,964	-
Change in operating assets and liabilities:
Net investment in sales-type leases	3,636,547	4,168,692
Inventory	(325,746)	(20,129)
Prepaid expenses and other assets	(4,149)	-
Accounts payable and accrued expenses	(40,569)	357,374
Net Cash provided by Operating Activities	1,173,718	1,128,378

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	-
Net Cash used by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Credit Facilities and Notes Payable	(2,348,697)	(1,700,013)
Proceeds from Notes and Convertible Note Payable	273,500	100,000
Proceeds from Notes to Related Parties	826,500	155,000
Payments on Notes from Related Parties	(141,023)	(255,364)
Proceeds from common stock issued for cash	10,500	-
Net Cash used in Financing Activities	(1,379,220)	(1,700,377)

INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	(205,502)	(571,999)

CASH and CASH EQUIVALENTS, AT BEGINNING OF PERIOD	322,795	894,794

CASH and CASH EQUIVALENTS, AT END OF PERIOD	$117,293	$322,795

Cash paid for interest	$942,241	$1,516,216
Cash paid for taxes	$-	$-

Supplemental disclosure of cash flow information:
Cancellation of shares of common stock	$-	$2,000
Debt discount due to BCF	$158,500	$-
Cashless exercise of warrants	$84	$-

See accompanying notes to the consolidated financial statements

The Mint Leasing, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION and NATURE OF BUSINESS ACTIVITY

A. Organization

The Mint Leasing, Inc. (“Mint” or the “Company”) was incorporated on May 19, 1999, in the State of Texas and commenced operations on that date.

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

Upon completion of the July 18, 2008 transaction with Mint Nevada, Mint Texas ceased to be treated as an “S” Corporation for Income Tax purposes. In accordance with accounting guidance issued by the staff of the Securities and Exchange Commission (the “SEC”), the Company had included in its financial statements all of its undistributed earnings on that date as additional paid in capital. This is to assume constructive distribution to owners followed by a contribution to the capital of the Company.

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

Realization of unguaranteed residual values depends on many factors, several of which are not within the Company’s control, including general market conditions at the time of the original lease contract’s expiration, whether there has been unusual wear and tear on, or use of, the vehicle, the cost of comparable new vehicles and the extent, if any, to which the vehicle has become technologically or economically obsolete during the lease contract term. These factors, among others, could have a material near-term impact on the estimated unguaranteed residual values.

C. Revenue recognition

The Company’s customers typically finance vehicles over periods ranging from three to nine years. These financing agreements are classified as either operating or sales type leases as prescribed by the Financial Accounting Standards Board (“FASB”). Revenues representing the capitalized costs of the vehicles are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term. For the years ended December 31, 2014 and 2013, amortization of unearned income totaled $1,307,757 and $1,386,540, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D. Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s). Vehicles that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue. Total cost of sales was $7,135,999 and $6,101,425 for the years ending December 31, 2014 and 2013, respectively.

E. Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents in the accompanying balance sheets. At December 31, 2014 and December 31, 2013, the Company had cash of $117,293 and $322,795, respectively. The Company had no cash equivalents at December 31, 2014 and December 31, 2013.

At December 31, 2014 and December 31, 2013, the Company had no deposits that exceeded FDIC insurance coverage limits.

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

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the years ended December 31, 2014 and 2013 totaled $67,324 and $2,146, respectively.

M. Income Taxes

Upon completion of the July 18, 2008 transaction with Mint Nevada as more fully described in Note 1, Mint Texas ceased to be treated as an “S” Corporation for Income Tax purposes, resulting in (1) the imposition of income tax at the corporate level instead of the shareholder level and (2) the inability to continue to elect to be taxed on a cash basis.

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

We adopted the provisions of the FASB’s guidance related to accounting for uncertainty as to income tax positions on January 1, 2008. As of December 31, 2014 and December 31, 2013, we had no liabilities included on the consolidated balance sheets associated with uncertain tax positions. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

N. Net Income (Loss) Per Common Share Data

Basic net income (loss) per common share, or earnings per share (“EPS”), is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting outstanding shares, assuming any dilutive effects of options and common stock warrants calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants.

	Years Ended
	December 31,
	2014	2013
Net income (loss)	$(3,087,788)	$3,225,214

Net income (loss) per common share:
Basic	$(0.04)	$0.04
Diluted	$(0.04)	$0.04

Weighted average number of common shares outstanding:
Basic	84,217,638	80,842,377
Diluted	84,217,638	82,241,880

Potentially dilutive securities not included in the calculation of diluted net income (loss) per share because to do so would be anti-dilutive are as follows:

	December 31,
	2014	2013
Warrants	19,900,000	20,300,000
Stock options	2,000,000	2,000,000
Total	21,900,000	22,300,000

O. Preferred Stock Rights and Privileges

We have a total of 20,000,000 shares of preferred stock (the “Preferred Stock”) authorized. The rights and privileges of the Preferred Stock are detailed as follows:

Series A Convertible Preferred Stock

As of December 31, 2014 and December 31, 2013, we had 185,000 shares of Series A Convertible Preferred Stock designated and 0 shares issued and outstanding.

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

Series B Convertible Preferred Stock

As of December 31, 2014 and December 31, 2013, we had 2,000,000 shares of Series B Convertible Preferred Stock designated, authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

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

Q. Effect of New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that requires a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 3 –NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2019. Following is a summary of the components of the Company’s net investment in sales-type leases at December 31, 2014 and 2013:
	As of	As of
	December 31, 2014	December 31, 2013

Total Minimum Lease Payments to be Received	$10,615,579	$13,104,749
Residual Values	7,278,086	9,526,069
Lease Carrying Value	17,893,665	22,630,818
Less: Allowance for Uncollectible Amounts	(344,499)	(445,214)
Less: Unearned Income	(3,254,251)	(3,932,832)
Net Investment in Sales-Type Leases	$14,294,915	$18,252,772

NOTE 4 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Cost and accumulated depreciation of equipment and leasehold improvements as of December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014	December 31, 2013
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	182,139	182,139
Total	286,100	286,100
Less: Accumulated Depreciation	(285,700)	(280,669)
Net Property and Equipment	$400	$5,431

Depreciation expense charged to operations was $5,031 and $21,752 for the years ended December 31, 2014 and 2013, respectively.

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

The credit agreement also required the Company to meet a debt to tangible net worth ratio of 2.5 to one. The Company has entered into numerous extension and modification agreements.

On April 4, 2014 and effective March 1, 2014, Moody Bank agreed to enter into a Sixth Renewal, Extension and Modification Agreement (the “Sixth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to February 1, 2015 and we agreed to pay monthly payments of principal and interest under the Revolver of $60,621 per month (beginning April 1, 2014) until maturity. At December 31, 2014, the outstanding balance on the Revolver was $123,350. Additionally, at December 31, 2014, we were in compliance with the covenants required by the Revolver.

See Subsequent Events below for further information including that the Revolver has been paid.

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

The Company granted MNH and its assignee warrants to purchase up to an aggregate of 20 million shares of the Company’s common stock, which have a term of seven years and an exercise price of $0.05 per share as additional consideration for entering into the Loan Agreement and pursuant to a Securities Issuance Agreement, which grants were evidenced by Common Stock Purchase Warrants (the “Warrants”). The Warrants include cashless exercise rights. The holders agreed pursuant to the terms of the Warrants, to restrict their ability to exercise the Warrants and receive shares of common stock such that the number of shares of common stock held by each of them in the aggregate and their affiliates after such exercise will not exceed 4.99% of the then issued and outstanding shares of our common stock, provided that such limitation may be waived (provided that at no time shall shares of common stock equal to more than 9.99% of our outstanding shares of common stock (when aggregating such shares with other shares beneficially owned by such holder) be issuable to either holder) with 61 days prior written notice. The exercise price of the Warrants is subject to anti-dilution protection in the event the Company issues or is deemed to issue any shares for a price per share of less than the then applicable exercise price of the Warrants, subject to certain limited exceptions including securities (i) issued in a bona fide public offering pursuant to a firm commitment underwriting, (ii) issued in connection with an acquisition of a business or technology, including the financing thereof, that is approved by the Company’s Board of Directors, (iii) issued pursuant to a transaction with a vendor, including equipment lease providers, if such transaction is approved by the Company’s Board of Directors; (iv) issued upon exercise of the Company’s convertible securities that are outstanding as of the date of the Warrants (other than the Series B Preferred Stock), or (v) granted to the Company’s officers, directors, consultants (in a manner consistent with past practice) and employees as approved by the Company’s Board of Directors under a plan or plans adopted by the Company’s Board of Directors that are in effect as of the date of the Warrants. The shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to a put option (the “Put”) pursuant to which the Company is required to purchase any or all of the Warrant Shares, at the option of the holder, for a total of $2 million ($0.10 per Warrant Share), pro-rated for any portion thereof (the “Put Price”) at any time after the earliest of (1) the date of prepayment in full of the Amended Loan; (2) the date of MNH’s acceleration of the amount due under the Amended Note upon an event of default, (3) November 19, 2015, or (4) the date that a Fundamental Transaction (as defined in the Warrants) occurs, including a change in control, certain mergers and similar transactions (as described in greater detail in the Warrants). The Warrants were recorded as a derivative liability in the amount of $1,883,109, with the offset to the gain on extinguishment discussed above. On October 23, 2014, MNH exercised 100,000 of its Warrants, to purchase shares of the Company’s common stock. The Warrants were exercised using the cashless exercise mechanism of the options, pursuant to which 15,744 shares of common stock issuable upon exercise of the Warrants, totaling the $5,000 exercise price of such exercised Warrants, were surrendered to the Company for cancellation and a net of 84,256 shares of common stock were issued to MNH in connection with such exercise.

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

At December 31, 2014, the MNH Note had an outstanding balance of $7,611,002. Additionally, at December 31, 2014, we were in compliance with the covenants required by the Amended Note.

KBM Worldwide, Inc. Convertible Note

On July 9, 2014, the Company sold KBM Worldwide, Inc. (the “Investor”) a Convertible Promissory Note in the principal amount of $158,500 (the “Convertible Note”), pursuant to a Securities Purchase Agreement, dated the same day (the “Purchase Agreement”). The Convertible Note bears interest at the rate of 8% per annum (22% upon an event of default) and is due and payable on April 15, 2015. All or any portion of the principal amount of the Convertible Note and all accrued interest is convertible at the option of the holder thereof into the Company’s common stock at any time following the 180th day after the Convertible Note was issued. The conversion price of the Convertible Note is equal to the greater of (a) $0.00005 per share (the “Fixed Conversion Price”), and (b) 61% multiplied by the average of the three lowest trading prices of the Company’s common stock on the ten trading days before any conversion (representing a discount of 39%).

At no time may the Convertible Note be converted into shares of common stock of the Company if such conversion would result in the Investor and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of the Company’s shares of common stock.

The Company may prepay in full the unpaid principal and interest on the Convertible Note, upon notice any time prior to the 180th day after the issuance date. Any prepayment is subject to payment of a prepayment amount ranging from 110% to 135% of the then outstanding balance on the Convertible Note (inclusive of accrued and unpaid interest and any default amounts then owing), depending on when such prepayment is made. The outstanding balance of the Convertible Note at December 31, 2014 was $158,500.

The Company evaluated the KBM Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.061 being below the market price on July 9, 2014 of $0.27 provided a value of $158,500. During the year ended December 31, 2014, $47,152 of the debt discount was amortized. As of December 31, 2014, the remaining debt discount outstanding was $111,348.

On or around February 9, 2015, the Company paid $225,000 to KBM Worldwide, Inc., to satisfy amounts owed by us in the original principal amount of $158,500, which payment completely satisfied and terminated the convertible promissory note prior to any conversion.

Third Party Promissory Notes

On March 26, 2011, the Company entered into a Promissory Note with Pamela Kimmel in the amount of $142,000. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2014 and 2013 was $142,000. The note matures on December 6, 2015.

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez, a third party (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and matures on June 30, 2015. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2014 and 2013 was $100,000.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party, in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note is secured by the personal guaranty of Jerry Parish. At maturity, the Promissory Note was increased to $320,000 and the maturity extended to May 15, 2015. The outstanding balance at December 31, 2014 was $320,000.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in May 2013. The Promissory Note is secured by the personal guaranty of Jerry Parish. At maturity, the note was renewed and reduced to $150,000 and the maturity extended to May 15, 2015. The outstanding balance at December 31, 2014 was $150,000.

On May 26, 2014, the Company entered into another Promissory Note with Pablo J. Olivarez in the amount of $70,000, which accrues interest at the rate of 12% per annum payable monthly, and is due and payable on June 15, 2015. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2014 was $70,000.

The following table summarizes the credit facilities and promissory notes discussed above for the period ended December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013

Credit Facility - Moody Bank	$123,350	$783,049
Credit facility – MNH Holdings	7,611,002	9,300,000
Convertible Note Payable - KBM	158,500	-
Debt discount	(111,348)	-
Promissory Notes	827,000	712,000
Total notes payable	$8,608,504	$10,795,049

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below:

December 31, 2014:
Description	Level 1	Level 2	Level 3	Gains (Losses)
Investment in sales-type leases (a)	$-	$-	$14,294,915	$-
Derivatives (recurring)	$-	$-	$2,079,350	$(145,850)

December 31, 2013:
Description	Level 1	Level 2	Level 3	Gains (Losses)
Investment in sales-type leases (a)	$-	$-	$18,252,772	$-
Derivatives (recurring)	$-	$-	$1,933,500	$(50,392)

(a)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This valuation is a type 3 indicator.

NOTE 7 -RELATED PARTY TRANSACTIONS

During 2014 and 2013 Mr. Parish received cash compensation of $263,300 and $315,000, respectively. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2013 and 2012. The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011 and again until July 31, 2012 and 2013, which included an adjacent property at the rate of $20,000 per month. In conjunction with the Company’s cost reduction efforts the monthly rental payment was reduced to $15,000 per month during the latter part of 2010 and all of 2011, 2012 and 2013. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market. Rent expense under the lease amounted to $165,000 and $180,000 for the years ended December 31, 2014 and 2013, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of December 31, 2014 and December 31, 2013 were $1,896,677 and $1,211,200, respectively, of which $1,656,677 and $1,211,200 are non-interest bearing and due on demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. Interest expense of $49,116, and $37,308 was recorded as contributed capital for the years ended December 31, 2014 and 2013, respectively.

The Company issued 4,239,436 shares of common stock to Victor Garcia, a related party on April 1, 2014 in consideration for services rendered. The shares were recorded at a price per share based on the fair market value on the date of grant for a total value of $127,183.

Effective September 23, 2014, Jerry Parish, as sole director of the Company, approved a re-pricing of the 2 million options to purchase shares of the Company’s common stock at an exercise price of $3.00 per share which were originally granted to Mr. Parish in 2008, to provide for such options (which have fully vested to date and expire if unexercised on July 10, 2018), to have an exercise price of $0.10 per share. The options were re-priced in consideration for services rendered to the Company by Mr. Parish as Chief Executive Officer, and due to the fact that the Company’s common stock has consistently traded well below the original $3.00 per share exercise price. As a result of the re-pricing of the options, the Company recognized additional stock compensation of $169,781 based on a black-scholes model analysis of the options at the previous $3.00 per share exercise price compared to the $0.10 per share exercise price after the re-pricing.

On July 18, 2014, Jerry Parish, our sole officer and director and majority shareholder, loaned the Company $240,000 which accrues interest at the rate of 10% per annum, is due and payable (along with accrued interest) on July 18, 2015, and is evidenced by a Promissory Note.

NOTE 8– DERIVATIVE LIABILITIES

As discussed in Note 5 under Credit Facilities, the Company granted warrants to purchase 20,000,000 shares of its common stock at a future date, which have a term of 7 years and an exercise price of $0.05 per share. The warrants granted to Raven Asset-Based Opportunity Fund I L.P. and MNH Management LLC were valued as of the issuance dates and revalued at December 31, 2013 and December 31, 2014.

On November 19, 2013, the Company issued stock purchase warrants (“Raven Warrants” with the right to purchase up to 16,140,000 shares of common stock) to Raven Asset-Based Opportunity Fund I with dilutive reset features; Put rights at $0.10; and exercise provisions at $0.05 per share for a period of 7 years from the date of issuance.

On November 19, 2013, the Company issued stock purchase warrants (“MNH Warrants” with the right to purchase up to 3,860,000 shares of common stock) to MNH Management LLC with dilutive reset features; Put rights at $0.10; and exercise provisions at $0.05 per share for a period of 7 years from the date of issuance. On October 23, 2014, MNH exercised 100,000 of its Warrants, to purchase shares of the Company’s common stock. The Warrants were exercised using the cashless exercise mechanism of the options, pursuant to which 15,744 shares of common stock issuable upon exercise of the Warrants, totaling the $5,000 exercise price of such exercised Warrants, were surrendered to the Company for cancellation and a net of 84,256 shares of common stock were issued to MNH in connection with such exercise.

The Warrants include a dilutive reset feature (no resets have occurred from issuance to December 31, 2014) and Put right provisions and were therefore treated as a derivative liability as of issuance and each quarterly period thereafter.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a Monte Carlo simulation discussed below. At November 19, 2013, the Company recorded current derivative liabilities of $1,883,109. The net change in fair value of the derivative liabilities for the year ended December 31, 2013 resulted in a loss of $50,392, which was reported as other income/(expense) in the consolidated statements of operations. The net change in fair value of the derivative liabilities for the year ended December 31, 2014 resulted in a loss of $145,850, which was reported as other income/(expense) in the consolidated statements of operations. At December 31, 2013, the derivative liabilities were valued at $1,933,500. At December 31, 2014 the derivative liabilities were valued at $2,079,350.

The following table presents details of the Company’s derivative liabilities as of December 31, 2014 and December 31, 2013:

Total
Balance December 31, 2013	$1,933,500
Change in fair market value of derivative liabilities	145,850
Balance December 30, 2014	$2,079,350

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows:

For issuances of warrants:

-	Stock prices on all measurement dates were based on the fair market value
-	The probability of future financing was estimated at 100%
-	Computed volatility of 176%
-	Risk free rate of 1.65%
-	Expected term of 5.89

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

The Company classifies its customers into three categories to indicate their credit quality internally:

Current—Lessee continues to be in good standing with the Company as the client’s payments and reporting are up-to-date. Typically payments are outstanding between 0-30 days.

Performing—Lessee has begun to demonstrate a delay in payments with little or no communication with the Company. All future activity with this customer must be reviewed and approved by management. These leases are considered to be in better condition than those leases in the “Poor” category, but not in as good of condition as those leases in the “Current” category. Typically payments are outstanding between 31-60 days.

Poor—Lessee is delinquent, non-responsive or not negotiating in good faith with the Company. Once a Lessee is classified as “Poor”, the lease is evaluated for collectability and is potentially impaired. Typically payments are outstanding 61 days or more.

The following table discloses the recorded investment in financing receivables by credit quality indicator as at December 31, 2014 (in thousands):

Net
Investment
in Leases
Current	$9,753
Performing	2,890
Poor	1,652
Total	$14,295

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

The Company’s net investment leases on nonaccrual status as of December 31, 2014, are as follows (in thousands):

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

The Company’s aged financing receivables as of December 31, 2014 are as follows (in thousands):
					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$9,752	$4,121	$766	$14,639	$-	$14,639	$(344)	$14,295

The Company recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of December 31, 2014 (in thousands):
					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$9,752	$4,121	$422	$14,295	$-	$14,295	$-	$14,295
Activity in our reserves for credit losses for the year ended December 31, 2014 is as follows (in thousands):

Investment in sales-type leases
Balance January 1, 2014	$445
Provision for bad debts	(101)
Recoveries	-
Write-offs and other	-
Balance December 31, 2014	$344

Our reserve for credit losses and minimum lease payments associated with our investment in sales- type lease balances disaggregated on the basis of our impairment method were as follows as of December 31, 2014 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$4,121
Ending balance: individually evaluated for impairment	766
Ending balance	$4,887

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

In 2014, the Company incurred a net loss and therefore had no tax liability. The tax liability incurred in 2013 will be offset by the tax loss carry forward. The Company does not have any material uncertain income tax positions. As a result, the net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $6,411,000 and $3,724,000 at December 31, 2014 and 2013, respectively, and will expire in the years 2021 through 2031.

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

The Company issued 4,239,436 shares of common stock to Victor Garcia, a related party on April 1, 2014, in consideration for services rendered.  The shares were valued at $127,183.

In June 2014, the Company issued 1,000,000 shares restricted common stock to a consultant in consideration for services rendered by the consultant in connection with the refinance of the Company’s outstanding loan agreement with Comerica Bank in November 2013.  The shares were valued at $50,000.

Effective in October 2014, the Company sold 35,000 shares of its restricted common stock to an accredited investor in a private transaction in consideration for $10,500 or $0.30 per share.

In November 2014, the Company issued 400,000 shares of its restricted common stock to an employee in consideration for a $20,000 bonus.

On October 23, 2014, MNH exercised 100,000 of its warrants to purchase shares of the Company’s common stock using the cashless exercise mechanism of the warrants, pursuant to which 15,744 shares of common stock issuable upon exercise of the warrants, totaling the $5,000 exercise price of such exercised warrants, were surrendered to the Company for cancellation and a net of 84,256 shares of common stock were issued to MNH in connection with such exercise.

In December 2014, the Company issued 600,000 shares of its restricted common stock to Wall Street Voice Com LLC (“Wall Street”), in connection with the Company’s entry into a consulting agreement with Wall Street.  Pursuant to the agreement, Wall Street agreed to provide corporate communication and broker relations services for a period of 12 months.  The shares were valued at $60,000.

Options & Warrants

In July 2008, the Company granted options to purchase 2,000,000 common shares of stock to a selling stockholder of Mint Texas, who was elected director, President and CEO of the Company. The exercise price of the options was $3.00 per share (such options were re-priced to $0.10 per share in September 2014) and such options expire ten years after the grant date. One third of the options may be exercised respectively on the first, second and third anniversary of the grant date. The Company recorded the transaction as part of its recapitalization.

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

Effective September 23, 2014, Jerry Parish, as sole director of the Company, approved a re-pricing of the 2 million options to purchase shares of the Company’s common stock at an exercise price of $3.00 per share which were originally granted to Mr. Parish in 2008, to provide for such options (which have fully vested to date and expire if unexercised on July 10, 2018), to have an exercise price of $0.10 per share. The options were re-priced in consideration for services rendered to the Company by Mr. Parish as Chief Executive Officer, and due to the fact that the Company’s common stock has consistently traded well below the original $3.00 per share exercise price. As a result of the re-pricing of the options, the Company recognized additional stock compensation of $169,781 based on a black-scholes model analysis of the options at the previous $3.00 per share exercise price compared to the $0.10 per share exercise price after the re-pricing.

On October 23, 2014, MNH exercised 100,000 of its Warrants, to purchase shares of the Company’s common stock. The Warrants were exercised using the cashless exercise mechanism of the options, pursuant to which 15,744 shares of common stock issuable upon exercise of the Warrants, totaling the $5,000 exercise price of such exercised Warrants, were surrendered to the Company for cancellation and a net of 84,256 shares of common stock were issued to MNH in connection with such exercise.

A summary of activity under the Employee Stock Plans for the years ended December 31, 2014 and 2013 is presented below:
	Options	Weighted Average Exercise Price
Outstanding – December 31, 2012	2,000,000	$3.00
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	-	$-
Outstanding/exercisable – December 31, 2013	2,000,000	$3.00
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	-	$-
Outstanding/exercisable – December 31, 2014	2,000,000	$0.10

The following table summarizes information about outstanding warrants at December 31, 2014 and 2013:

	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price

2013	20,300,000	6.80	$0.06
2014	19,900,000	5.89	$0.05

NOTE 14 – SUBSEQUENT EVENTS

TCA Global Credit Facility

On February 9, 2015 (the “Closing”), The Mint Leasing North, Inc., a Texas corporation (“Mint North”), the wholly-owned subsidiary of the Company; VJ Holding Company, L.L.C., a Texas limited liability company controlled by Jerry Parish, our sole officer and director and majority shareholder (“VJ Holding”), Mr. Parish individually, and TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”) closed the transactions contemplated by a Senior Secured Credit Facility Agreement, which was entered into on February 6, 2015, and effective December 31, 2014 (the “Credit Agreement”). Pursuant to the Credit Agreement, TCA agreed to loan Mint North up to $5 million for working capital and other purposes, pursuant to the terms and conditions of the Credit Agreement and in the sole discretion of TCA, provided that the aggregate outstanding principal balance of all loans made pursuant to the terms of the Credit Agreement shall never exceed the lesser of: (i) eighty percent (80%) of the accounts receivable of Mint North which meet certain conditions described in greater detail in the Credit Agreement; and (ii) eighty percent (80%) of the value of the collateral pledged by Mint North to secure the repayment of the loans, as determined by TCA in its sole and absolute discretion.

A total of $1,000,000 was funded by TCA in connection with the Closing. The amounts borrowed pursuant to the Credit Agreement are evidenced by Promissory Notes (the initial Promissory Note evidencing the $1,000,000 loan, is referred to herein as the “Promissory Note”), the repayment of which is secured by a Security Agreement provided to TCA from Mint North pursuant to which Mint North provided TCA a security interest over substantially all of its properties and assets, and guaranteed by VJ Holding and Mr. Parish pursuant to Guaranty Agreements, and pursuant to a deed of trust provided to TCA from VJ Holding, pursuant to which VJ Holding provided TCA a security interest over the land on which the Company operates its vehicle leasing operations, the rights of which are leased to the Company from VJ Holding. The Promissory Note in the amount of $1,000,000 is due and payable along with interest thereon on August 6, 2016 (18 months after the Closing), and bears interest at the rate of 11% per annum, increasing to 18% per annum upon the occurrence of an event of default, provided that a 7% payment premium is also due upon any repayment of the Promissory Note (the “Premium”).

Interest only payments on the Promissory Note in the amount of $9,167 each are due on March 6, 2015 and April 6, 2015. Monthly payments of principal, accrued interest and Premium (totaling $71,856 each) are due monthly on the 6th day of each month beginning on March 6, 2015 and continuing through maturity. If any payment due under the Promissory Note is not received within five (5) days of the due date of such payment, a late charge of 5% of such unpaid or late payment is also due.

Mint North has the right to prepay the Promissory Note at any time, in whole or in part, provided, that Mint North pays TCA an amount equal to the then outstanding amount of the Promissory Note plus accrued interest, Premium, expenses and fees, if any, due on such Promissory Note, and provided further that if Mint North prepays the Promissory Note within the first 180 days after the Closing, Mint North is required to pay TCA, as liquidated damages and compensation for making the loan funds available to Mint North, an additional amount equal to 2.5% of the initial Promissory Note.

Mint North also agreed to pay TCA various fees at the Closing and during the term of the Credit Agreement, including $400,000 for advisory services (the “Advisory Fee”), a transaction advisory fee in the amount of 4% of the initial Promissory Note ($40,000, which was paid at Closing) and a transaction advisory fee in the amount of 2% of any additional Promissory Note (due upon issuance of any additional Promissory Note), $7,500 in due diligence fees, $18,000 in document review and legal fees, certain other UCC search, documentation tax fees and other search fees, and other fees that may be requested by TCA from time to time pursuant to terms of the Credit Agreement. In connection with and as consideration for the Advisory Fee, the Company issued 1,739,130 shares of restricted common stock (valued at the lowest weighted average price per share of the Company’s common stock on the five trading days immediately prior to the execution date of the Credit Agreement) to TCA, which number of shares is adjustable from time to time (as described below), such that the total shares issued to and sold by TCA will provide TCA an aggregate of $400,000 in value (the “Advisory Fee Shares”). The number of Advisory Fee Shares are adjustable from time to time at such times as TCA has provided the Company an accounting of sales showing that it has not realized $400,000 in value from the sale of such Advisory Fee Shares. In the event TCA sells Advisory Fee Shares and generates $400,000 in value, then any additional Advisory Fee Shares (or additional shares issued in connection with an adjustment) are to be returned by TCA for cancellation. The Company also has the right at any time to redeem the then outstanding Advisory Fee Shares (and any additional shares issued to TCA in connection with an adjustment), for an amount equal to the Advisory Fee less any value previously received by TCA in connection with sales of the Advisory Fee Shares. TCA has the right to require the Company to redeem the Advisory Fee Shares (or that number that then remain outstanding, together with any shares issuable as an adjustment as described above) on the earlier to occur of (a) the maturity date of the Promissory Note; and (b) upon the occurrence of an event of default under the Credit Agreement, or at any time thereafter, and require the Company to pay TCA cash in an amount equal to the total amount of the Advisory Fee less any cash proceeds received by TCA from the prior sale of Advisory Fee Shares.

In total, we paid $84,774 in cash fees (not including the Advisory Fee payable by way of the issuance of the Advisory Fee Shares), expenses and closing costs in connection with the Closing (including $10,000 as a finders’ fee in connection with our introduction to TCA), not including the fees of our legal counsel, and as such, received a net amount of $915,226 in connection with the Closing. Of that amount, $127,030 was immediately used to repay our outstanding obligations under our credit facility with Moody National Bank, which was paid in full and terminated in connection with our entry into the Credit Agreement. We anticipate using the rest of the funds received to purchase additional vehicle inventory.

The Credit Agreement contains customary representations and warranties for facilities of similar nature and size as the Credit Agreement, and requires Mint North to indemnify TCA for certain losses and release Mint North from various claims. The Credit Agreement also includes various customary covenants (positive and negative) binding Mint North, including, the requirement that Mint North deliver to TCA, pursuant to the terms of the Credit Agreement, various reports, statements and financial statements and the prohibition on Mint North and VJ Holding (i) incurring any indebtedness (other than in connection with the Credit Agreement or as otherwise approved by TCA), (ii) making any new investments (except as expressly set forth in the Credit Agreement), (iii) creating any encumbrances on their assets, (iv) affecting a change in control, (v) issuing stock, (vi) incurring capital expenditures, (vii) making any distributions to shareholders or management, (viii) affecting any transactions with affiliates, or (ix) undertaking certain other actions as described in greater detail in the Credit Agreement, except in the usual course of business.

The Credit Agreement includes customary events of default for facilities of a similar nature and size as the Credit Agreement, including if a change in control of Mint North or VJ Holding occurs, if it is determined in good faith by TCA that the security for the Promissory Note is or has become inadequate, if it is determined in good faith by TCA that the prospect for payment or performance of the Promissory Note is impaired for any reason, if Mint North does not have sales revenues for every quarter that are at least 75% of the sales revenue of Mint North for the prior year’s calendar quarter (i.e., pursuant to a comparison of the current quarter revenue to the revenue for the same quarter for the prior year), of if the outstanding balance of the Promissory Note exceeds the lesser of: (i) eighty percent (80%) of the then existing eligible accounts pledged as security for the repayment of the Promissory Note by Mint North; or (ii) eighty percent (80%) of the value of all of Mint North’s collateral, as determined by TCA in its sole and absolute discretion.

Mint North is also required to take various post-Closing actions including (a) having MNH Management, LLC release its pledge of the outstanding securities of Mint North, so such securities can instead by pledged to TCA within fifteen days of Closing, or to otherwise provide for Mr. Parish’s wife to personally guaranty (along with Mr. Parish) the amounts owed to TCA; (b) obtaining an appraisal of the property covered by the VJ Holding deed of trust; and (c) obtaining a title policy under the deed of trust.

The foregoing summary description of the terms of the Credit Agreement, Promissory Note, Security Agreement, VJ Holding Guaranty Agreement, and Jerry Parish Guaranty Agreement, may not contain all information that is of interest to the reader. The foregoing description of each of the Credit Agreement, Promissory Note, Security Agreement, VJ Holding Guaranty Agreement, and Jerry Parish Guaranty Agreement, do not purport to be complete and are qualified in their entirety by reference to the full text of the Credit Agreement, Promissory Note, Security Agreement, VJ Holding Guaranty Agreement, and Jerry Parish Guaranty Agreement.

KBM Worldwide, Inc. Convertible Note

On or around February 9, 2015, the Company paid $225,000 to KBM Worldwide, Inc., to satisfy amounts owed by us under a convertible promissory note in the original principal amount of $158,500 issued to such entity previously, which payment completely satisfied and terminated the convertible promissory note.

Mutual Rescission and Release Agreement

On March 20, 2015 and effective as of December 31, 2014 (the “Effective Date”), the Company, Investment Capital Fund Group, LLC Series 20, a Delaware limited liability company, organized as a Delaware Series Business Unit (“ICFG”), and Sunset Brands, Inc., a Nevada corporation (“Sunset”), entered into and closed the transactions contemplated by a Mutual Rescission and Release Agreement (the “Rescission Agreement”), rescinding completely the Share Exchange Agreement (the “Exchange Agreement”) that the parties previously entered into and closed effective September 23, 2014 and the transactions contemplated therein.

Pursuant to the Exchange Agreement, we acquired 100% of the issued and outstanding voting shares and 99% of the issued and outstanding non-voting shares of ICFG in exchange for 62,678,872 shares of our restricted common stock (representing 42.3% of our post-closing common stock, based on 85,654,416 shares of common stock issued and outstanding immediately prior to the closing of the Exchange Agreement and 148,333,288 shares of common stock issued and outstanding immediately after the closing). ICFG owns 52 Gem Assets – “52 Sapphires from the King and Crown of Thrones collection”, which have a total carat weight of 3,925.17 (the “Gemstones”), the rights to which and ownership of which were acquired by the Company in connection with the closing of the Exchange Agreement.

The Company had not issued the shares of common stock due to Sunset as of the date of the agreement (in either certificate form or book entry form); (b) neither ICFG nor Sunset had delivered the Gemstones to the Company; nor (c) had the Company taken physical delivery of the Gemstones.

Pursuant to the Rescission Agreement, the parties rescinded all agreements entered into in connection with the Exchange Agreement and any other agreements or understandings between the Parties resulting in the following:

(i) all ownership right and title to interests of ICFG being transferred by the Company back to Sunset and Sunset holding 100% of the ownership in ICFG;

(ii) Sunset releasing all obligations of the Company to issue the shares of common stock originally due to Sunset pursuant to the terms of the Exchange Agreement; and

(iii) all ownership right and title to the Gemstones being held by ICFG.

The parties also provided and received customary releases.

Since the Rescission Agreement has an effective date of December 31, 2014, the accounting effects recorded in the third quarter were reversed for the quarter ending December 31, 2014, and the financial statements reflect the impact of those reversals.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 19, 2015, we dismissed M&K CPAS, PLLC (“M&K”) and engaged LBB & Associates Ltd., LLP (“LBB”) as our independent registered public accounting firm through and with the approval of our Board of Directors (consisting solely of Mr. Jerry Parish).

Other than for the inclusion of a paragraph describing the uncertainty of the Company’s ability to continue as a going concern, M&K’s reports on the Company’s financial statements for the years ended December 31, 2012 and 2013, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period preceding M&K’s dismissal, there were: (i) no “disagreements” (within the meaning of Item 304(a) of Regulation S-K) with M&K on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&K, would have caused it to make reference to the subject matter of the disagreements in its report on the consolidated financial statements of the Company; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K), except for material weaknesses in the Company’s internal control over financial reporting as described in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2012 and 2013, which have not been corrected as of the date of this filing.

During the Company’s two most recent fiscal years and the subsequent interim period preceding LBB’s engagement, neither the Company nor anyone on its behalf consulted LBB regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company that LBB concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” or “reportable event” (within the meaning of Item 304(a) of Regulation S-K and Item 304(a)(1)(v) of Regulation S-K, respectively).

In approving the selection of LBB as the Company’s independent registered public accounting firm, the Board of Directors (consisting solely of Mr. Jerry Parish) considered all relevant factors, including that no non-audit services were previously provided by LBB to the Company.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our sole officer and director regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. This assessment is based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As of the date of our assessment we concluded our internal controls over financial reporting were ineffective due to discovery of material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of management’s evaluation of our internal control over financial reporting, management identified the following two material weaknesses in our internal control over financial reporting:

·
Inadequate and ineffective controls over the period-end financial reporting close process - The controls were not adequately designed or operating effectively to provide reasonable assurance that the financial statements could be prepared in accordance with GAAP. Specifically, we did not have sufficient personnel with an appropriate level of technical accounting knowledge, experience and training to adequately review manual journal entries recorded, ensure timely preparation and review of period-end account analyses and the timely disposition of any required adjustment, review of our customer contracts to determine revenue recognition in the proper period, and ensure effective communication between operating and financial personnel regarding the occurrence of new transactions; and

·
Adequacy of accounting systems at meeting Company needs—The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth our sole officer and director (as used below, references to our Board of Directors, currently refer only to our sole director, Jerry Parish) as of the date of this Report:

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

———————————————-

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

Involvement in Certain Legal Proceedings

During the past ten years, our sole officer and director was not involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, (5) being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors Meetings

The Company had zero official meetings of the Board of Directors of the Company during the last fiscal year ending December 31, 2014, but instead took all actions via written consent of the sole director. The Company did not hold an annual meeting for 2012, 2013 or 2014.

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

In lieu of an Audit Committee, the Company’s sole director is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The sole director reviews the Company’s internal accounting controls, practices and policies.

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file reports of their ownership of, and transactions in, our common stock with the SEC and to furnish us with copies of the reports they file. Based solely upon our review of the Section 16(a) filings that have been furnished to us and representations by our sole director, we believe that all filings required to be made under Section 16(a) during 2014 were timely made, except that Jerry Parish failed to file a Form 4 reporting one transaction in our common stock (Mr. Parish also failed to timely report one transaction during 2011 as well), and Victor Garcia failed to file a Form 4 reporting one transaction in our common stock (described in greater detail under “Item 13. Certain Relationships and Related Transactions, and Director Independence”), which Form 4 has not been filed to date.

Pursuant to SEC rules, we are not required to disclose in this filing any failure to timely file a Section 16(a) report that has been disclosed by us in a prior annual report or proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation information with respect to our Chief Executive Officer and our Chief Financial Officer, who was our only executive officer during the years presented below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards($)(2)	All Other Compensation	Total ($)

Jerry Parish	2014	$263,300	$-	$-	$169,871	$-	$433,171
CEO, CFO and President (1)	2013	$315,000	$-	$-	$-	$-	$315,000

*
Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above.

(1)     Mr. Parish has served as the Company’s Chief Executive Officer and President since July 18, 2008.

(2) Represents the fair value of the grant of certain options to purchase shares of our common stock calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Our compensation and benefits programs are administered by our Board of Directors (consisting solely of our sole director ) and are intended to retain and motivate individuals with the necessary experience to accomplish our overall business objectives within the limits of our available resources. Consequently, the guiding principles of our compensation programs are:

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

Board Compensation

Mr. Parish was the sole director of the Company during the year ended December 31, 2014. Mr. Parish’s compensation is included in the table above. Mr. Parish did not receive any consideration separate from the compensation provided to him as an officer of the Company, as provided above, for serving as a director of the Company during the year ended December 31, 2014.

The following table sets forth certain information concerning unexercised stock options for each named executive officer.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options (#)Exercisable	Number of securities underlying unexercised options (#)Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Jerry Parish	2,000,000	-	-	0.10 (2)	7/18/2018	-	-	-	-

(1) In July 2008, the Company granted stock options to purchase 2,000,000 shares of common stock to Mr. Parish, in connection with the assumption of his employment agreement with Mint Texas. The exercise price of the options is $3.00 and the options expire ten years after the grant date.
(2) In September 2014, the options were re-priced to have an exercise price of $0.10 per share.

Employment Agreement:

On July 18, 2008, the Company assumed a three year employment agreement between Mint Texas and Mr. Parish, originally effective as of July 10, 2008. The employment agreement provides for a salary of $675,000 per annum and a bonus payable quarterly equal to 2% of the Company’s “modified EBITDA” (as defined in the employment agreement), as well as a discretionary bonus payable at the option of the Company’s Board of Directors (currently consisting solely of Mr. Parish). Upon the termination of the employment agreement for cause by the Company (as defined therein) or by Mr. Parish, without cause, Mr. Parish will receive only the benefits and compensation he has earned as of the termination date of the agreement. Upon termination of the agreement by Mr. Parish for good cause (as defined therein) disability, or death, Mr. Parish is due his compensation for the remainder of the current calendar month, and for 12 months thereafter (or such shorter period as the agreement is in effect) and his pro-rated bonus. In the event Mr. Parish’s employment is terminated and compensation is due to Mr. Parish as provided above, he will be paid compensation based on his current salary level regardless of the total provided for in the employment agreement (e.g., as described below, Mr. Parish currently accepts a lower yearly salary from the Company than provided for in his employment agreement). During 2014, 2013, 2012, 2011 and 2010, Mr. Parish received cash compensation of $263,300, $315,000, $315,000, $315,000 and $379,995, respectively. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2013, 2012, 2011 and 2010.

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

In July 2008, the Company granted stock options to purchase 2,000,000 shares of common stock to Mr. Parish, in connection with the assumption of his employment agreement with Mint Texas. The exercise price of the options is $3.00 and the options expire ten years after the grant date. One third of the options may be exercised respectively on the first, second and third anniversary of the grant date (July 18, 2008). In September 2014, the options were re-priced to have an exercise price of $0.10 per share. None of the other terms of the options were modified.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock, Series B Preferred Stock and total voting stock, as of April 6, 2015, by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our officers and directors (provided that Mr. Parish currently serves as our sole officer and director); and (iii) all of our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable or exercisable within 60 days after April 6, 2015 are deemed outstanding, but are not deemed outstanding for the purpose of computing the percentage of ownership of any other person. The following table is based on 91,012,802 shares of common stock, 91,012,803 voting shares the Series B Preferred Stock is eligible to vote (see footnote 2 below), and 182,025,605 total voting shares outstanding as of April 6, 2015.

Unless otherwise indicated, the address of each individual named below is the address of our executive offices at 323 N. Loop West, Houston, Texas, 77008.
	Shares of Common Stock Beneficially Owned			Shares of Series B Preferred Stock Beneficially Owned		Total Voting Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percentage	Number	Percentage	Number (3)		Percentage
Sole Officer and Director
Jerry Parish	44,763,128	(1)	48.1%	2,000,000	100%	135,775,931	(2)	73.8%
(All of the Officers and Directors as a Group (1 person))	44,763,128	(1)	48.1%	2,000,000	100%	135,775,931	(2)	73.8%

5% Shareholders
Victor Garcia 222 Detering Houston, Texas 77007 (4)	38,742,191		42.6%	-	-	38,742,191		21.3%

(1)      Includes stock options to purchase 2,000,000 shares of common stock. The exercise price of the options is $0.10 per share, and the options expire on July 10, 2018.

(2)      Takes into account the voting ability of the Company’s Series B Preferred Stock shares which allow the holder to vote a number of voting shares equal to the total number of voting shares of the Company issued and outstanding as of any record date for any shareholder vote plus one additional share (91,012,803 share in aggregate). The Series B Convertible Preferred Stock shares are convertible at the option of the holder with 61 days’ notice to the Company into 10 shares of common stock for each share of preferred stock issued and outstanding, which conversion rate may be increased by the Company’s sole director from time to time as provided in the preferred stock designations. Mr. Parish holds all 2,000,000 outstanding shares of Series B Preferred Stock.

(3)      Includes the voting rights associated with the Company’s Series B Preferred Stock shares which are solely owned by Mr. Parish, as described above in footnote 2.

(4)      Based solely on the Company’s record shareholders list. Mr. Garcia has not filed a Form 4 since March 2012, and has not filed an amended Schedule 13D since March 2010.

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

The following table provides information as of December 31, 2014 regarding compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	2,000,000(1)	$0.10	22,900,000
Equity compensation plans not approved by the security holders	-	-	-
Total	2,000,000(1)	$0.10	22,900,000

(1) Includes options to purchase 2,000,000 common shares of stock granted to Jerry Parish, the Company’s President and sole director in July 2008 (all of which have vested to date), in connection with his employment agreement with Mint Texas which was assumed by Mint Nevada on the closing date of the merger. The exercise price of the options was originally $3.00 per share, provided the options were re-priced to $0.10 per share in September 2014. The options expire ten years after the grant date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as discussed below or otherwise disclosed above under “Item 11. Executive Compensation”, there have been no transactions since the beginning of the Company’s last fiscal year, and there is not currently any proposed transaction, in which the Company was or is to be a participant, where the amount involved exceeds $120,000, and in which any officer, director, or any stockholder owning greater than five percent (5%) of our outstanding voting shares, nor any member of the above referenced individual’s immediate family, had or will have a direct or indirect material interest.

The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011, which included an adjacent property to be built, at the rate of $20,000 per month. In conjunction with the Company’s cost reduction efforts the monthly rental payment was reduced in September 2010 to $15,000 per month. The lease was renewed for a term of one year on July 31, 2011 and for an additional one year term on July 31, 2013 and 2012, each at a monthly rental rate of $15,000 per month. The Company also has the right to two additional one year extensions. Any extensions under the lease shall be at a monthly rental cost mutually agreeable by the parties. Rent expense under the lease amounted to $165,000 and $180,000 for the years ended December 31, 2014 and 2013, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of December 31, 2014 and December 31, 2013 were $1,656,677 and $1,211,200, respectively. These notes payable are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. Interest expense of $49,116, and $37,308 was recorded as contributed capital for the years ended December 31, 2014 and 2013, respectively.

In December 2011, Victor Garcia, a related party, gifted 2,239,436 shares of common stock to Jerry Parish, our Chief Executive Officer and sole director.

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

Effective October 27, 2014, the Company was assigned rights under an Option Agreement between Pat Kat Investments, LLC, which is controlled by Gene Smith and Victor Garcia, a significant shareholder of the Company. Pursuant to the Option Agreement, the Company had the right to acquire (a) 30,000,000 shares of the restricted common stock of the Company held by Mr. Garcia; and (b) any and all interest, if any, held by Mr. Garcia in (i) The Mint Leasing South, Inc., a Texas corporation; (ii) The Mint Leasing North, Inc., a Texas corporation; and (iii) The Mint Leasing, Inc., a Texas corporation in consideration for $1,000,000, which Option Agreement was exercisable at any time prior to November 2014 and has since expired unexercised (the “Option Agreement”).

On October 23, 2014, MNH exercised 100,000 of its Warrants (described in greater detail above under “Item 1. Business” – “MNH Loan Agreement”), to purchase shares of the Company’s common stock. The Warrants were exercised using the cashless exercise mechanism of the options, pursuant to which 15,744 shares of common stock issuable upon exercise of the Warrants, totaling the $5,000 exercise price of such exercised Warrants, were surrendered to the Company for cancellation and a net of 84,256 shares of common stock were issued to MNH in connection with such exercise. On November 6, 2014, the Company issued the 84,256 shares to MNH in connection with such exercise.

On March 31, 2015, Mr. Parish, our sole officer and director, and majority shareholder, purchased the 84,256 shares from MNH in consideration for $17,000 (approximately $0.20 per share).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We engaged LBB & Associates Ltd., LLP as our principal accountants to perform the audit of our financial statements for the year ended December 31, 2014. The aggregate fees billed for the fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements were $0.

We engaged M&K CPAS, PLLC as our principal accountants to perform the audit for our financial statements for the year ended December 31, 2013. The aggregate fees billed for the fiscal year ended December 31, 2013 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements were $69,500.

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

THE MINT LEASING, INC.

DATED: April 15, 2015	By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer, Secretary, President
(Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Jerry Parish	Chief Executive Officer	April 15, 2015
Jerry Parish	President, Secretary,
(Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer) and Sole Director

EXHIBIT INDEX
Exhibit No.	Description of Exhibit

2.1(16)	Share Exchange Agreement dated September 22, 2014, by and among The Mint Leasing, Inc., Investment Capital Fund Group, LLC Series 20 and Sunset Brands, Inc.
3.1(2)	Amended and Restated Articles of Incorporation
3.2(2)	Amended and Restated Bylaws
3.3(3)	Amendment to the Bylaws of the Company
4.1(1)	Incentive Stock Option for 2,000,000 shares
4.2(1)	Designation of Series B Convertible Preferred Stock
4.3(2)	2008 Directors, Officers, Employees and Consultants Stock Option, Stock Warrant and Stock Award Plan
4.4(11)	Common Stock Purchase Warrant (November 19, 2013) Raven Asset-Based Opportunity Fund I, L.P. (16,140,000 shares)
4.5(11)	Common Stock Purchase Warrant (November 19, 2013) MNH Management LLC (3,860,000 shares)
10.1(1)
Agreement and Plan of Reorganization among Legacy Communications Corporation, The Mint Leasing, Inc., a Texas corporation, and the shareholders of the Mint Leasing, Inc., dated July 18, 2008 (without Exhibits).

10.2(1)	Stock Purchase Agreement between Legacy Communications Corporation and Three Irons, Inc. dated July 18, 2008.
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.4(1)	Form of Indemnification Agreements between The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation) and each of Jerry Parish, Michael Hluchanek, and Kelley V. Kirker
10.5(4)	Modification, Renewal and Extension Agreement with Sterling Bank
10.6(5)	Modification Agreement with Sterling Bank
10.7(5)	Third Renewal, Extension and Modification Agreement with Moody Bank
10.8(6)	Securities Purchase Agreement
10.9(6)	Convertible Promissory Note
10.10(6)	First Amendment to Employment Agreement with Jerry Parish
10.11(7)	Amendment No. 1 to Convertible Promissory Note with Asher Enterprises, Inc.
10.12(8)	Fourth Renewal, Extension and Modification Agreement with Moody Bank
10.13(8)	March 2012 Extension Agreement with Comerica Bank
10.14(9)	$100,000 Promissory Note with Pamela Kimmel (December 6, 2011)
10.15(9)	$100,000 Promissory Note with Pablo J. Olivarez (November 28, 2011)
10.16(9)	$220,000 Promissory Note with Sambrand Interests, LLC (February 2, 2012)
10.17(9)	$250,000 Promissory Note with Sambrand Interests, LLC
10.18(9)	Form of Company Dealer Agreement
10.19(9)	Second Amendment to Employment Agreement
10.20(10)	Fifth Renewal, Extension and Modification Agreement with Moody Bank (March 2013)
10.21(10)	$320,000 Promissory Note with Sambrand Interests, LLC (February 2013)
10.22(11)	Settlement Agreement between Comerica Bank, the Company, Jerry Parish, and Victor M. Garcia (November 19, 2013)
10.23(11)	Amended and Restated Loan and Security Agreement - the Company, The Mint Leasing, Inc. (Texas), The Mint Leasing South, Inc. (Texas) and MNH Management, LLC (November 19, 2013)
10.24(11)	Amended and Restated Secured Promissory Note (Term Loan) - In Favor of MNH Management, LLC (November 19, 2013)
10.25(11)	Personal Guaranty of Jerry Parish (November 19, 2013)
10.26(11)	Collateral Assignment of Leases (November 19, 2013)
10.27(11)	Pledge and Security Agreement (November 19, 2013)
10.28(11)	Securities Issuance Agreement (November 19, 2013)
10.29(14)	Sixth Renewal, Extension and Modification Agreement with Moody Bank (April 2014)
10.30(15)	$240,000 Promissory Note – The Mint Leasing, Inc. as borrower and Jerry Parish as lender (July 22, 2014)
10.31(16)	Amended and Restated Incentive Stock Option Agreement – Jerry Parish (2,000,000 options to purchase shares of common stock at $0.10 per share) – September 22, 2014

10.32(17)
First Amendment to and Assignment of Letter of Intent (October 27, 2014), by and between Karl L. White, as authorized agent for the owners of Motors Acceptance Corporation, MotorMax Financial Services Corporation and MotorMax Auto Group, Inc., and Investment Capital Fund Group, LLC

10.33(18)
Senior Secured Credit Facility Agreement in the Maximum Amount of US$5,000,000 by and among The Mint Leasing North, Inc., as Borrower, VJ Holding Company, L.L.C. and Jerry Parish, as Joint and Several Guarantors, and TCA Global Credit Master Fund, LP, as Lender (February 6, 2015)

10.34(18)	Promissory Note ($1,000,000) between The Mint Leasing North, Inc., as borrower, and TCA Global Credit Master Fund, LP, as lender (February 6, 2015)
10.35(18)	Security Agreement by The Mint Leasing North, Inc., as debtor, in favor of TCA Global Credit Master Fund, LP, as secured party (February 6, 2015)
10.36(18)	Guaranty Agreement by VJ Holding Company, L.L.C., as guarantor, in favor of TCA Global Credit Master Fund, LP (February 6, 2015)
10.37(18)	Guaranty Agreement by Jerry Parish, as guarantor, in favor of TCA Global Credit Master Fund, LP (February 6, 2015)
10.38(19)	Mutual Rescission and Release Agreement dated March 20, 2015, by and between The Mint Leasing, Inc., Investment Capital Fund Group, LLC Series 20, and Sunset Brands, Inc.
14.1(1)	Code of Ethics dated July 18, 2008
16.1(19)	Letter dated March 24, 2015 From M&K CPAS, PLLC
21.1*	Subsidiaries
31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Filed herein.

*** Furnished herein.

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

(13) Filed as an exhibit to the Company’s Form S-1 Registration Statement, filed with the Commission on September 14, 2012, and incorporated herein by reference.

(14) Filed as an exhibit to the Company’s Form 10-Q, filed with the Commission on May 15, 2014, and incorporated herein by reference.

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

(18) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on February 17, 2015, and incorporated herein by reference.

(19) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on March 24, 2015, and incorporated herein by reference.