Form 10-Q/A
period 2014-09-30
MINT LEASING INC
filed 2015-05-19
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)
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

As of November 15, 2014, there were 86,273,672 shares of the registrant’s common stock, $0.001 par value per share outstanding.

EXPLANATORY NOTE

On November 18, 2014, The Mint Leasing, Inc. (the “Company”, “we” and “us”) filed its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 (the “Original Form 10-Q”). The Original Form 10-Q disclosed the Company’s consummation of the transactions contemplated by a September 23, 2014 Share Exchange Agreement (the “Exchange Agreement”) with Investment Capital Fund Group, LLC Series 20, a Delaware limited liability company, organized as a Delaware Series Business Unit (“ICFG”) and the sole shareholder of ICFG, Sunset Brands, Inc., a Nevada corporation (“Sunset”).  Specifically, it disclosed that pursuant to the Exchange Agreement, we acquired 100% of the issued and outstanding voting shares and 99% of the issued and outstanding non-voting shares of ICFG in exchange for 62,678,872 shares of restricted common stock.  ICFG owned 52 Gem Assets – “52 Sapphires from the King and Crown of Thrones collection”, which have a total carat weight of 3,925.17 (the “Gemstones”).  The Original Form 10-Q also included an asset impairment charge of $10,028,620 based on our recognition of the book value of the Gemstones of $0 as of September 23, 2014, compared to the consideration given of $10,028,620 on September 23, 2014. Subsequently in March 2015, the parties to the Exchange Agreement entered into a Mutual Rescission and Release Agreement (the “Rescission Agreement”), which had an effective date of December 31, 2014, and rescinded the Exchange Agreement and the transactions undertaken thereby in its entirety as described in greater detail in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 24, 2015. The Company is hereby amending its Original Form 10-Q in connection with the filing of this Amendment No. 1 to the Original Form 10-Q (“Amendment No. 1”) to account for the reversal of the transaction based on the rescission agreement undertaken pursuant to the Exchange Agreement.

Revisions to the Original Form 10-Q are made in the following areas:

Item Number	Title of Item	Specific Section of Item	Description of Change
Part I - Item 1	Financial Statements	Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flow
Retained earnings, total other income (expense), income (loss) before income taxes, net income (loss), and basic earnings (loss) per share, are updated in order to adjust for the transactions affected by the Rescission Agreement

Part I - Item 1	Financial Statements	Footnotes to Unaudited Financial Statements	Note 3 has been added to reflect the Restatement and Note 14 and Note 15 have been updated in order to adjust for the transactions affected by the Rescission Agreement
Part 1 - Item 2	Management’s Discussion and Analysis or Plan of Operations	Recent Developments
The discussion of the Exchange Agreement and MotorMax Letter of Intent were updated in connection with the Rescission Agreement, the description of the prior Option Agreement which has expired was removed, and disclosures regarding the Rescission Agreement have been added, no other changes or updates to the disclosures were made, and readers should review the Form 10-K (defined below) for further information regarding recent events

Part 1 - Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations for the Three Months Ended September 30, 2014, Compared to the Three Months Ended September 30, 2013, Results of Operations for the Nine Months Ended September 30, 2014, Compared to the Nine Months Ended September 30, 2013 and Liquidity and Capital Resources
Updated in order to adjust for the transactions affected by the Rescission Agreement and the changes to the financial statements described above
Part II - Item 1A	Risk Factors		Updated to remove the risk factor relating to the MotorMax transaction which is no longer relevant
Part II - Item 2	Unregistered Sales of Equity Securities and Use of Proceeds		Updated and clarified language regarding the issuance of the shares in connection with the Exchange Agreement to reference the Rescission Agreement

Except as expressly set forth herein, this Amendment No. 1 does not reflect events that occurred after the date of the Original Form 10-Q and does not modify or update any of the other disclosures contained therein in any way, other than as noted above and provided herein.  Additional information regarding the Company’s current operations and events which occurred after the original filing date of the Original Form 10-Q and prior to the date hereof can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 15, 2015.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30, 2014	December 31, 2013
	(As Restated)
ASSETS
Cash and cash equivalents	$106,959	$322,795
Investment in sales-type leases, net of allowance of $344,499 and $445,214, respectively	14,664,814	18,252,772
Vehicle inventory	968,900	499,963
Property and equipment, net	400	5,431
Other asset	7,088	4,629
TOTAL ASSETS	$15,748,161	$19,085,590
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$506,557	$1,135,001
Short-term credit facilities	4,126,589	3,499,364
Convertible note payable, net of discount ($111,348 at September 30, 2014)	47,152	-
Notes payable to related parties	1,723,079	1,211,200
Derivative liability	5,200,000	1,933,500
Total Current Liabilities	11,603,377	7,779,065

Long-term credit facilities	4,908,339	7,295,685

TOTAL LIABILITIES	16,511,716	15,074,750

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 20,000,000 shares authorized at $0.001 par value;
Series A, 185,000 shares authorized at $0.001 par value, 0 shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Series B, 2,000,000 shares authorized at $0.001 par value, 2,000,000 shares outstanding at September 30, 2014 and December 31, 2013	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 85,654,416 and 80,414,980 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	85,654	80,415
Additional paid in capital	10,064,939	9,525,055
Accumulated deficit	(10,916,148)	(5,596,630)
Total Stockholders' Equity (Deficit)	(763,555)	4,010,840

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,748,161	$19,085,590

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ending September 30, 2014	Three Months Ending September 30, 2013	Nine Months Ending September 30, 2014	Nine Months Ending September 30, 2013
	(As Restated)		(As Restated)
REVENUES
Sales-type leases, net	$1,215,488	$772,255	$4,635,098	$4,006,247
Amortization of unearned income related to sales-type leases	196,313	447,493	1,033,077	1,666,208
TOTAL REVENUES	1,411,801	1,219,748	5,668,175	5,672,455

COST OF REVENUES	1,902,586	762,131	5,020,702	4,968,040

GROSS PROFIT (LOSS)	(490,785)	457,617	647,473	704,415

GENERAL AND ADMINISTRATIVE EXPENSE	857,552	743,437	1,930,605	2,051,663

LOSS FROM OPERATIONS	(1,348,337)	(285,820)	(1,283,132)	(1,347,248)

OTHER INCOME (EXPENSE)
Interest expense	(300,295)	(619,982)	(825,885)	(1,389,318)
Interest – debt discount	(47,152)	-	(47,152)	-
Loss on derivatives	(800,000)	-	(3,266,500)	-
Other income (expense)	103,151	(26,614)	103,151	(58,696)
Total Other Income (Expense)	(1,044,296)	(646,596)	(4,036,386)	(1,448,014)

LOSS BEFORE INCOME TAXES	(2,392,633)	(932,416)	(5,319,518)	(2,795,262)

PROVISION (BENEFIT) FOR INCOME TAXES	-	-	-	-

NET LOSS	$(2,392,633)	$(932,416)	$(5,319,518)	$(2,795,262)

Net loss per share - basic	$(0.03)	$(0.01)	$(0.06)	$(0.03)
Net loss per share - diluted	$(0.03)	$(0.01)	$(0.06)	$(0.03)

Weighted average shares outstanding - basic	85,654,416	80,414,980	83,644,201	80,986,409
Weighted average shares outstanding - diluted	85,654,416	80,414,980	83,644,201	80,986,409

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended September 30,
	2014	2013
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,319,518)	$(2,795,262)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,031	23,872
Bad debt expense	321,310	140,040
Stock based compensation	177,183	-
Loss on equity modification	169,781	-
Imputed interest on related party notes	39,659	26,992
Debt Discount Amortization	47,152	-
Loss on derivative	3,266,500	-
Change in operating assets and liabilities:
Net investment in sales-type leases	3,266,648	4,494,904
Inventory	(468,937)	(654,159)
Other Assets	(2,459)	-
Accounts payable and accrued expenses	(628,444)	(341,942)
Net Cash provided by operating activities	873,906	894,445

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Notes and Convertible Notes Payable – Third Party	228,500	100,000
Payments on Notes Payable	(1,830,121)	(1,525,130)
Borrowings on loans from related parties	594,000	-
Payment on loans from related parties	(82,121)	(109,161)
Net Cash used in financing activities	(1,089,742)	(1,534,291)

INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	(215,836)	(639,846)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	322,795	894,794
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$106,959	$254,948

CASH PAID FOR:
Interest	$712,461	$1,362,326
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cancellation of shares of common stock	$-	$2,000
Discount due to BCF	$158,500	$-

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

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the nine months ended September 30, 2014 and 2013 totaled $46,253 and $1,239, respectively.

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

See Note 9 for detailed information on the Company’s derivative liabilities.

NOTE 3 – RESTATEMENT

In connection with the Mutual Rescission and Release Agreement (the “Rescission Agreement”) entered on March 20, 2015 and effective as of December 31, 2014 (the “Effective Date”), we, ICFG, and Sunset rescinded completely the Exchange Agreement that the parties previously entered into and closed effective September 23, 2014.

Since the Rescission Agreement has an effective date of December 31, 2014, the accounting effects recorded in the third quarter were reversed for the quarter ending December 31, 2014, and the financial statements included herein reflect the impact of those reversals.

	September 30, 2014
	As Reported	Adjustment	As Restated

Consolidated Balance Sheet
Common stock payable	$10,028,620	$(10,028,620)	$-
Accumulated deficit	$(20,944,768)	$10,028,620	$(10,916,148)

	Three Months Ended September 30, 2014
	As Reported	Adjustment	As Restated
Consolidated Statement of Operations
Impairment expense	$(10,028,620)	$10,028,620	$-
Total other income (expense)	$(11,072,916)	$10,028,620	$(1,044,296)
Income (loss) before income taxes	$(12,421,253)	$10,028,620	$(2,392,633)
Net loss	$(12,421,253)	$10,028,620	$(2,392,633)

Net loss per share - basic	$(0.15)	$(0.12)	$(0.03)
Net loss per share - diluted	$(0.15)	$(0.12)	$(0.03)

	Nine Months Ended September 30, 2014
	As Reported	Adjustment	As Restated
Consolidated Statement of Operations
Impairment expense	$(10,028,620)	$10,028,620	$-
Total other income (expense)	$(14,065,006)	$10,028,620	$(4,036,386)
Income (loss) before income taxes	$(15,348,138)	$10,028,620	$(5,319,518)
Net loss	$(15,348,138)	$10,028,620	$(5,319,518)

Net loss per share - basic	$(0.18)	$(0.12)	$(0.06)
Net loss per share - diluted	$(0.18)	$(0.12)	$(0.06)

	Nine Months Ended September 30, 2014
	As Reported	Adjustment	As Restated
Consolidated Statement of Cash Flows
Net loss	$(15,348,138)	$10,028,620	$(5,319,518)
Loss on impairment of acquired asset	$10,028,620	$(10,028,620)	$-

NOTE 4 – NET INVESTMENT IN SALES-TYPE LEASES

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

NOTE 6 – CREDIT FACILITIES

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

The following table summarizes the credit facilities and promissory notes discussed above for the periods ended September 30, 2014 and December 31, 2013:

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

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 8 - RELATED PARTY TRANSACTIONS

During the fiscal years ended 2014 and 2013, Mr. Parish has an agreement with the Company to receive cash compensation of $315,000. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2014 and 2013. The Company leased office space from VJ Holdings, LLC, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease has been renewed most recently to July 31, 2015, which included an adjacent property at the rate of $20,000 per month. In conjunction with the Company's cost reduction efforts the monthly rental payment was reduced to $15,000 per month since 2010. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market. Rent expense under the lease amounted to $135,000 and $90,000 for the nine month periods ended September 30, 2014 and September 30, 2013, respectively.

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

NOTE 9 – DERIVATIVE LIABILITIES

As discussed in Note 6 under Credit Facilities, the Company granted warrants to purchase 20,000,000 shares of its common stock at a future date, which have a term of 7 years and an exercise price of $0.05 per share. The warrants granted to Raven Asset-Based Opportunity Fund I L.P. and MNH Management LLC were valued as of the issuance dates and revalued at December 31, 2013 and September 30, 2014.

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

See Note 7 for a discussion of fair value measurements.

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

NOTE 11 – ONGOING RELATIONSHIPS WITH FINANCIAL INSTITUTIONS AND GOING CONCERN

Management has had a long standing relationship with the financial institutions that are currently providing its credit facilities. The Company has a history of successfully working with its lenders in negotiating previous modifications and extensions, and believes that it will continue to be able to do so in the future. Such extensions or modifications are critical to the Company’s ability to meet its financial obligations and execute its business plan. Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities should the Company not be able to continue to modify or extend its credit facilities. See Note 6 for further details. Please see Note 15 for subsequent events affecting our relationships with financial institutions, if any.

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

NOTE 13 – DEFERRED INCOME TAX

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

The tax liabilities incurred will be offset by the tax loss carry forward. The Company does not have any material uncertain income tax positions. As a result, the net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $8,652,000 and $3,724,000 at September 30, 2014 and December 31, 2013, respectively, and will expire in the years 2021 through 2031.

NOTE 14 – STOCK, OPTIONS AND WARRANTS

Stock

The Company issued 4,239,436 shares of common stock to Victor Garcia, a related party on April 1, 2014, in consideration for services rendered.  The shares were valued at $127,183.

In June 2014, the Company issued 1,000,000 shares of restricted common stock to a consultant in consideration for services rendered by the consultant in connection with the refinance of the Company’s outstanding loan agreement with Comerica Bank in November 2013.  The shares were valued at $50,000.

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

On November 19, 2013, the Company issued 20,000,000 warrants to MNH and its assign in connection with the credit facility described in Note 6. The Company calculated the fair value of the compound embedded derivatives using a complex, customized Monte Carlo options model. The model applied generates a large number of possible (but random) price paths for the underlying simulation, and then calculates the associated exercise value of the option for each path. These payoffs are then averaged and discounted to the present resulting in the value of the option. This model utilized subjective and theoretical assumptions that can materially affect fair values from period to period.

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows:

For issuances of warrants:

-	Stock prices on all measurement dates were based on the fair market value
-	The probability of future financing was estimated at 100%
-	Computed volatility ranging from 141% to 158%
-	Risk free rate from 1.48% to 1.78%
-	Expected term from 6.14 to 6.64

See Note 7 for a discussion of fair value measurements and Note 9 for a discussion of derivative liabilities.

A summary of activity under the Employee Stock Plans for the periods ended September 30, 2014 and December 31, 2013 is presented below:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2012	2,000,000	$3.00
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	-	$-
Outstanding/exercisable – December 31, 2013	2,000,000	$3.00
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Distributed	-	$-
Outstanding/exercisable – September 30, 2014	2,000,000	$0.10

The following table summarizes information about outstanding warrants at September 30, 2014 and December 31, 2013:

	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price
12/31/2013	20,300,000	6.80	$0.06
9/30/2014	20,000,000	6.14	$0.05

NOTE 15 – SUBSEQUENT EVENTS

On October 23, 2014, MNH exercised 100,000 of its Warrants to purchase shares of the Company's common stock.  The Warrants were exercised using the cashless exercise mechanism of the options, pursuant to which 15,744 shares of common stock issuable upon exercise of the Warrants, totaling the $5,000 exercise price of such exercised Warrants,  were surrendered to the Company for cancellation and a net of 84,256 shares of common stock were issued to MNH in connection with such exercise.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-Q/A, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements. These forward-looking statements which include words such as “anticipates”, “believes”, “expects”, “intends”, “forecasts”, “plans”, “future”, “strategy” or words of similar meaning, are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, include among others, those set forth below under “Risk Factors” and those set forth under “Risk Factors” in our Form 10-K Annual Report for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014 (the “Annual Report”):

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

Pursuant to the Exchange Agreement, we acquired 100% of the issued and outstanding voting shares and 99% of the issued and outstanding non-voting shares of ICFG in exchange for 62,678,872 shares of our restricted common stock (representing 42.3% of our post-closing common stock, based on 85,654,416 shares of common stock issued and outstanding immediately prior to the closing of the Exchange Agreement and 148,333,288 shares of common stock issued and outstanding immediately after the closing).  ICFG owns 52 Gem Assets – “52 Sapphires from the King and Crown of Thrones collection”, which have a total carat weight of 3,925.17 (the “Assets”), the rights to which and ownership of were acquired by the Company in connection with the closing of the Exchange Agreement.

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

 Mutual Rescission and Release Agreement

On March 20, 2015 and effective as of December 31, 2014 (the “Effective Date”), we, ICFG, and Sunset, entered into and closed the transactions contemplated by a Mutual Rescission and Release Agreement (the “Rescission Agreement”), rescinding completely the Exchange Agreement that the parties previously entered into and closed effective September 23, 2014, and the transactions contemplated therein (as described in greater detail above under “Share Exchange”).

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

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the remainder of the 2014 fiscal year, we plan to continue investigating opportunities to support our long-term growth initiatives We are exploring opportunities to increase the Company’s capital base through institutional or bank funding, the issuance by the Company of additional common or preferred stock and/or the issuance of convertible debt, which may not be available on favorable terms if at all. The Company has also historically engaged various consultants from time to time in an effort to help facilitate the Company’s ability to raise funding. Without access to additional capital in the form of debt or equity, the Company’s ability to repay existing liabilities and add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio, after paying its debt servicing costs. While we believe that the cash flow from our current lease portfolio is sufficient to service the Company’s debts and expenses (assuming the continued renewal/extension of our outstanding credit facilities described above and assuming we are able to obtain loans from third parties and Mr. Parish as needed), we may not generate sufficient excess cash to allow the Company to repay existing liabilities and/or we may not be able to enter into enough new leases to generate a profit.

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

Gross profit as a percentage of revenue decreased from positive 38% for the three months ended September 30, 2013, to a negative 35% for the three months ended September 30, 2014.

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

Total other expense was $1,044,296 and $646,596, for the three months ended September 30, 2014 and September 30, 2013, respectively, an increase of $397,700 or 62% from the prior period, which included an increase in non-cash derivative losses of $800,000, or 100% for the three months ended September 30, 2014, and an increase in non-cash interest due to debt discount of $47,152, or 100% for the three months ended September 30, 2014, partially offset by a decrease in interest expense of $319,687 or 52% to $300,295 for the three months ended September 30, 2014, compared to $619,982 for the three months ended September 30, 2013 and an increase of $129,765 in other income to $103,151 for the three months ended September 30, 2014, compared to other expense of $26,614 for the three months ended September 30, 2013. The derivative loss is a non-cash expense related to the mark-to-market of the liability associated with the warrants issued in connection with the MNH debt discussed above.  The interest expense on debt discount is a non-cash expense related to the KBM financing described above. The decrease in interest expense was due to lower outstanding principal balances on our credit facilities during the period, partially offset by higher interest rates on such facilities.

The Company had a net loss for the three months ended September 30, 2014 of $2,392,633 compared to a net loss of $932,416 for the three months ended September 30, 2013. This increase of $1,460,217 or 157% in net loss was primarily due to accounting for non-cash derivative losses and amortization debt discount (as described above), and by lower gross margins, and higher general and administrative expense, partially offset by lower interest expense and higher other income.

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

Gross profit decreased $56,942 to $647,473 for the nine months ended September 30, 2014 compared to gross profit of $704,415 for the nine months ended September 30, 2014. The 8% decrease in gross profit was due to the 1% increase in total cost of revenues offset by the less than 1% decrease in total revenues.

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

Total other expense was $4,036,386 and $1,448,014, for the nine months ended September 30, 2014 and September 30, 2013, respectively, an increase of $2,588,372 or 179% from the prior period, which included a non-cash increase in loss on derivatives to $3,266,500 for the nine months ended September 30, 2014, compared to $0 for the nine months ended September 30, 2013, an increase in non-cash interest from debt discount of $47,152, compared to $0 for the nine months ended September 30, 2013, partially offset by a decrease of $563,433 or 41% in interest expense to $825,885 for the nine months ended September 30, 2014, compared to $1,389,318 for the nine months ended September 30, 2013, and other income of $103,151 for the nine months ended September 30, 2014 compared to other expense of $58,696 for the nine months ended September 30, 2013. The loss on derivatives is a non-cash expense related to the mark-to-market of the liability associated with the warrants issued in connection with the MNH debt discussed above.  The interest expense on debt discount is a non-cash expense related to the KBM financing described above. The decrease in interest expense for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was due to lower overall loan balances on senior debt, partially offset by a higher interest rate applied to the outstanding balance on the senior debt.

The Company had a net loss for the nine months ended September 30, 2014 of $5,319,518 compared to a net loss of $2,795,262 for the nine months ended September 30, 2013. This increase of $2,524,256 in net loss was primarily due to accounting for the non-cash derivative losses and amortization of debt discount (as described above), and by lower gross margin on slightly lower revenues, partially offset by lower general and administrative expense, and by lower interest expense and higher other income.

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

We generated $873,906 in cash from operating activities for the nine months ended September 30, 2014, which was due to proceeds from collections and reductions of net investment in sales-type leases of $3,266,648, and non-cash charges for the period that included stock-based compensation of $177,183, loss on equity modification of $169,781, imputed interest on related party notes of $39,659, debt discount amortization of $47,152,  and loss on derivative of $3,266,500, all of which contributed positively to the cash provided by operating activities, offset by net loss of $5,319,518, an increase in inventory of  $468,937, a decrease in accounts payable and accrued expenses of $628,444, a non-cash change in bad debt expense of $321,310, and an increase in other assets of $2,459.

Our cash balance was not affected by investing activities for the nine months ended September 30, 2014 and September 30, 2013.

We had $1,089,742 of net cash used in financing activities for the nine months ended September 30, 2014, which was due to $1,830,121 of payments on credit facilities, offset by $228,500 of net proceeds from new borrowings from third parties and $594,000 in new debt from related parties partially offset by $82,121 in payments on loans from related parties.

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

As described above under “Item 2. Management’s Discussion and Analysis or Plan of Operations” – “Corporate History” – “Recent Developments” – “Share Exchange”, in connection with the Exchange Agreement, the Company agreed to issue 62,678,872 shares of common stock to Sunset, provided that such obligation was terminated as a result of the parties’ entry into the Rescission Agreement, described above under “Item 2. Management’s Discussion and Analysis or Plan of Operations” – “Corporate History” – “Recent Developments ” – “Mutual Rescission and Release Agreement”.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q/A for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MINT LEASING, INC.

DATED: May 19, 2015
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