Form 10-Q
period 2015-03-31
MINT LEASING INC
filed 2015-05-20
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 20, 2015, there were 91,612,802 shares of the registrant’s common stock, $0.001 par value per share outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31, 2015	December 31, 2014

ASSETS

Cash and cash equivalents	$24,813	$117,293
Investment in sales-type leases, net of allowance of $344,499 and $344,499, respectively	13,477,904	14,294,915
Vehicle inventory	362,378	825,708
Property and equipment, net	400	400
Other assets	411,238	8,778
TOTAL ASSETS	$14,276,733	$15,247,094

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$761,025	$1,094,431
Short-term credit facilities	7,662,513	8,561,352
Convertible note payable, net of discount ($0 and $111,348 at March 31, 2015 and December 31, 2014, respectively)	-	47,152
Notes payable to related parties	1,638,332	1,896,677
Derivative Liability	2,131,771	2,079,350
Total current liabilities	12,193,641	13,678,962

Long-term credit facilities	1,000,000	-

TOTAL LIABILITIES	13,193,641	13,678,962

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, 20,000,000 shares authorized at $0.001 par value;
Series A, 185,000 shares designated at $0.001 par value, 0 shares outstanding	-	-
Series B, 2,000,000 shares designated at $0.001 par value, 2,000,000 shares outstanding at March 31, 2015 and December 31, 2014	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 88,512,802 and 86,773,672 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	88,512	86,773
Additional paid in capital	10,571,495	10,163,777
Accumulated deficit	(9,578,915)	(8,684,418)
Total Stockholders' Equity	1,083,092	1,568,132
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,276,733	$15,247,094

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

REVENUES
Sales-type leases, net	$1,152,146	$1,618,392
Amortization of unearned income related to sales-type leases	510,527	293,451
Total Revenues	1,662,673	1,911,843

COST OF REVENUES	1,528,448	1,057,364
GROSS PROFIT	134,225	854,479

GENERAL AND ADMINISTRATIVE EXPENSE	712,981	672,182

INCOME (LOSS) FROM OPERATIONS	(578,756)	182,297

OTHER INCOME (EXPENSE)
Interest expense	(171,719)	(263,143)
Interest expense – debt discount	(111,348)	-
Loss on derivatives	(52,421)	-
Other income	19,747	-
Total Other Income (Expense)	(315,741)	(263,143)
INCOME (LOSS) BEFORE TAX	(894,497)	(80,846)
PROVISION (BENEFIT) FOR INCOME TAXES	-	-
NET LOSS	$(894,497)	$(80,846)

Net Loss Per Share - Basic	$(0.01)	$(0.00)
Net Loss Per Share - Diluted	$(0.01)	$(0.00)

Weighted average shares outstanding - Basic	87,797,826	80,414,980
Weighted average shares outstanding - Diluted	87,797,826	80,414,980

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(894,497)	$(80,846)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	-	2,814
Amortization of debt discount	111,348	-
Bad debt expense (recovery)	-	(116,507)
Imputed interest on related party notes	9,458	12,935
Loss on derivative	52,421	-
Change in operating assets and liabilities:
Net investment in sales-type leases	817,011	626,751
Inventory	463,330	(47,398)
Other assets	(2,459)	-
Accounts payable and accrued expenses	(333,408)	(330,782)
Net Cash provided by operating activities	223,204	66,967

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable and credit facilities	1,000,000	-
Payments on notes payable and credit facilities	(1,057,339)	(166,895)
Borrowings on loans from related parties	335,591	240,000
Payment on loans from related parties	(593,936)	(33,120)
Net Cash used in financing activities	(315,684)	39,985

INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	(92,480)	106,952
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	117,293	322,795
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$24,813	$429,747

CASH PAID FOR:
Interest	$153,123	$263,143
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for deferred financing costs	$400,000	$-

“See accompanying notes to the unaudited consolidated financial statements.”

The Mint Leasing, Inc.
Notes to Unaudited Consolidated Financial Statements

NOTE 1 – ORGANIZATION and NATURE OF BUSINESS ACTIVITY

A. Organization

The Mint Leasing, Inc. (the “Company,” “Mint,” “Mint Leasing”, “we,” “Mint Nevada,” and “us”) was incorporated in Nevada on September 23, 1997.

Effective July 18, 2008, The Mint Leasing, Inc., a Texas corporation (“Mint Texas”), a privately held company, completed the Plan and Agreement of Merger between itself and the Company (formerly Legacy Communications Corporation) (“Mint Nevada”), and the two shareholders of Mint Texas, pursuant to which Mint Nevada acquired all of the issued and outstanding shares of capital stock of Mint Texas. In connection with the acquisition of Mint Texas described herein, Mint Nevada issued 70,650,000 shares of common stock and 2,000,000 shares of Series B Convertible Preferred stock to the selling stockholders. Consummation of the merger did not require a vote of the Mint Nevada shareholders. As a result of the acquisition, the shareholders of Mint Texas own a majority of the voting stock of Mint Nevada and Mint Texas is a wholly-owned subsidiary of Mint Nevada. No prior material relationship existed between the selling shareholders and Mint Nevada, any of its affiliates, or any of its directors or officers, or any associate of any of its officers or directors.

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

C. Revenue recognition

The Company’s customers typically finance vehicles over periods ranging from three to nine years. These financing agreements are classified as either operating or sales type leases as prescribed by the Financial Accounting Standards Board (“FASB”). Revenues representing the capitalized costs of the vehicles are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term. For the three months ended March 31, 2015 and 2014, amortization of unearned income totaled $510,527 and $293,451, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D. Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s). Vehicles that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue. Total cost of sales was $1,528,448 and $1,057,364 for the three months ended March 31, 2015 and 2014, respectively.

E. Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents in the accompanying balance sheets. At March 31, 2015 and December 31, 2014, the Company had cash of $24,813 and $117,293, respectively. The Company had no cash equivalents at March 31, 2015 and December 31, 2014.

At March 31, 2015 and December 31, 2014, the Company had no deposits that exceeded FDIC insurance coverage limits.

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

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the three months ended March 31, 2015 and 2014 totaled $9,877 and $15,281, respectively.

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

We adopted the provisions of the FASB’s guidance related to accounting for uncertainty as to income tax positions on January 1, 2008. As of March 31, 2015 and December 31, 2014, we had no liabilities included on the consolidated balance sheets associated with uncertain tax positions. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

N. Net Income (Loss) Per Common Share Data

Basic net income (loss) per common share, or earnings per share (“EPS”), is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting outstanding shares, assuming any dilutive effects of options and common stock warrants calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants. At March 31, 2015 and 2014, there was no difference between basic and diluted earnings (loss) per share.

O. Preferred Stock Rights and Privileges

We have a total of 20,000,000 shares of preferred stock (the “Preferred Stock”) authorized. The rights and privileges of the Preferred Stock are detailed as follows:

Series A Convertible Preferred Stock

As of March 31, 2015 and December 31, 2014, we had 185,000 shares of Series A Convertible Preferred Stock designated and 0 shares issued and outstanding.

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

Series B Convertible Preferred Stock

As of March 31, 2015 and December 31, 2014, we had 2,000,000 shares of Series B Convertible Preferred Stock designated, authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

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

NOTE 3 –NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2019. Following is a summary of the components of the Company’s net investment in sales-type leases at March 31, 2015 and December 31, 2014:

	As of	As of
	March 31, 2015	December 31, 2014

Total Minimum Lease Payments to be Received	$9,937,154	$10,615,579
Residual Values	6,896,538	7,278,086
Lease Carrying Value	16,833,692	17,893,665
Less: Allowance for Uncollectible Amounts	(344,499)	(344,499)
Less: Unearned Income	(3,011,289)	(3,254,251)
Net Investment in Sales-Type Leases	$13,477,904	$14,294,915

NOTE 4 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Cost and accumulated depreciation of equipment and leasehold improvements as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	182,139	182,139
Total	286,100	286,100
Less: Accumulated Depreciation	(285,700)	(285,700)
Net Property and Equipment	$400	$400

Depreciation expense charged to operations was $0 and $2,814 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 5– CREDIT FACILITIES

Moody Bank Credit Facility

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver was secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).

The credit agreement also required the Company to meet a debt to tangible net worth ratio of 2.5 to one. The Company entered into numerous extension and modification agreements of the credit agreement.

On April 4, 2014 and effective March 1, 2014, Moody Bank agreed to enter into a Sixth Renewal, Extension and Modification Agreement (the “Sixth Renewal”), pursuant to which Moody Bank agreed to extend the due date of the Revolver to February 1, 2015 and we agreed to pay monthly payments of principal and interest under the Revolver of $60,621 per month (beginning April 1, 2014) until maturity. On or around February 9, 2015, we repaid the Revolver in full.

MNH Credit Facility

On November 19, 2013, we, Mint Texas and The Mint Leasing South, Inc. (“Mint South”), our wholly-owned subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with MNH Management, LLC (“MNH”), pursuant to which, among other things, our outstanding obligations to our then existing Comerica Bank (“Comerica”) debt were acquired by MNH, and the terms of such debt were amended and revised in the form of a new Amended and Restated Secured Term Loan Note (the “Amended Note”). As part of the acquisition of the debt by MNH, Comerica dismissed its pending lawsuit against us. In connection with the Loan Agreement and the transactions contemplated therein, we paid MNH a fee of $418,500 (4.5% of the Amended Note) at closing and agreed to pay MNH a collateral monitoring fee of 1/12th of one percent of the balance of the Amended Note per month during the term of the Amended Note, as well as certain other expenses described in greater detail in the Amended Note.

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

At March 31, 2015, the MNH Note had an outstanding balance of $6,860,513. Additionally, at March 31, 2015, we were in compliance with the covenants required by the Amended Note.

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

The Company evaluated the KBM Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.061 being below the market price on July 9, 2014 of $0.27 provided a value of $158,500. During the three months ended March 31, 2015, $111,348 of the debt discount was amortized. As of March 31, 2015, there is no remaining debt discount outstanding.

On or around February 9, 2015, the Company paid $220,332 to KBM Worldwide, Inc., to satisfy amounts owed by us in the original principal amount of $158,500 and pay certain pre-agreed pre-payment penalties, which payment completely satisfied and terminated the convertible promissory note prior to any conversion.

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

Mint North is also required to take various post-Closing actions including (a) having MNH Management, LLC release its pledge of the outstanding securities of Mint North, so such securities can instead be pledged to TCA within fifteen days of Closing, or to otherwise provide for Mr. Parish’s wife to personally guaranty (along with Mr. Parish) the amounts owed to TCA; (b) obtaining an appraisal of the property covered by the VJ Holding deed of trust; and (c) obtaining a title policy under the deed of trust.

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

At March 31, 2015, the TCA Promissory Note had an outstanding balance of $1,000,000. Additionally, at March 31, 2015, we were in compliance with the covenants required by the Credit Agreement.

Third Party Promissory Notes

On March 26, 2011, the Company entered into a Promissory Note with Pamela Kimmel in the amount of $142,000. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2015 and December 31, 2014 was $142,000. The note matures on December 6, 2015.

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez, a third party (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and matures on June 30, 2015. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2015 and December 31, 2014 was $100,000.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party, in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note is secured by the personal guaranty of Jerry Parish. At maturity, the Promissory Note was increased to $320,000 and the maturity extended to May 15, 2015. The outstanding balance at March 31, 2015 and December 31, 2014 was $320,000.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in May 2013. The Promissory Note is secured by the personal guaranty of Jerry Parish. At maturity, the note was renewed and reduced to $150,000 and the maturity extended to May 15, 2015. The outstanding balance at March 31, 2015 was $125,000 and at December 31, 2014 was $150,000.

On May 26, 2014, the Company entered into another Promissory Note with Pablo J. Olivarez in the amount of $70,000, which accrues interest at the rate of 12% per annum payable monthly, and is due and payable on June 15, 2015. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2015 and December 31, 2014 was $70,000.

The following table summarizes the credit facilities and promissory notes discussed above for the period ended March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Credit facility - Moody Bank	$-	$123,350
Credit facility – MNH Holdings	6,860,513	7,611,002
Convertible Note Payable - KBM	-	158,500
Credit facility - TCA Global	1,000,000	-
Debt discount	-	(111,348)
Promissory Notes	802,000	827,000
Total notes payable and credit facilities	$8,662,513	$8,608,504

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below:

March 31, 2015:
Description	Level 1	Level 2	Level 3	Gains (Losses)
Investment in sales-type leases (a)	$-	$-	$13,477,904	$-
Derivatives (recurring)	$-	$-	$2,131,771	$(52,421)

December 31, 2014:
Description	Level 1	Level 2	Level 3	Gains (Losses)
Investment in sales-type leases (a)	$-	$-	$14,294,915	$-
Derivatives (recurring)	$-	$-	$2,079,350	$(145,850)

(a)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This valuation is a type 3 indicator.

NOTE 7 -RELATED PARTY TRANSACTIONS

During the fiscal years ended 2014 and 2013, Mr. Parish received cash compensation of $263,300 and $315,000, respectively. Mr. Parish has agreed to forgo any additional cash compensation he would be entitled to under his employment agreement for 2015 and 2014. The Company leased office space from a partnership, which is owned by the Company’s two majority shareholders, pursuant to a lease which expired on August 31, 2008, at the rate of $10,000 per month. The lease was subsequently renewed to July 31, 2011 and again until July 31, 2012 and 2013, which included an adjacent property at the rate of $20,000 per month. In conjunction with the Company’s cost reduction efforts the monthly rental payment was reduced to $15,000 per month during the latter part of 2010 and all of 2011, 2012 and 2013. We believe these rental rates are consistent with rental rates for similar properties in the Houston, Texas real estate market. Rent expense under the lease amounted to $30,000 and $45,000 for the three months ended March 31, 2015 and 2014, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of March 31, 2015 and December 31, 2014 were $1,638,332 and $1,896,677, respectively, of which $1,398,332 and $1,656,677 are non-interest bearing and due on demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. Interest expense of $9,458 and $12,935 was recorded as contributed capital for the three months ended March 31, 2015 and 2014, respectively.

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

NOTE 8– DERIVATIVE LIABILITIES

As discussed in Note 5 under Credit Facilities, the Company granted warrants to purchase 20,000,000 shares of its common stock at a future date, which have a term of 7 years and an exercise price of $0.05 per share. The warrants granted to Raven Asset-Based Opportunity Fund I L.P. and MNH Management, LLC were valued as of the issuance dates and revalued at December 31, 2014 and March 31, 2015.

On November 19, 2013, the Company issued stock purchase warrants (“Raven Warrants” with the right to purchase up to 16,140,000 shares of common stock) to Raven Asset-Based Opportunity Fund I with dilutive reset features; Put rights at $0.10; and exercise provisions at $0.05 per share for a period of 7 years from the date of issuance.

On November 19, 2013, the Company issued stock purchase warrants (“MNH Warrants” with the right to purchase up to 3,860,000 shares of common stock) to MNH Management, LLC with dilutive reset features; Put rights at $0.10; and exercise provisions at $0.05 per share for a period of 7 years from the date of issuance. On October 23, 2014, MNH exercised 100,000 of its Warrants, to purchase shares of the Company’s common stock. The Warrants were exercised using the cashless exercise mechanism of the options, pursuant to which 15,744 shares of common stock issuable upon exercise of the Warrants, totaling the $5,000 exercise price of such exercised Warrants, were surrendered to the Company for cancellation and a net of 84,256 shares of common stock were issued to MNH in connection with such exercise.

The Warrants include a dilutive reset feature (no resets have occurred from issuance to March 31, 2015) and Put right provisions and were therefore treated as a derivative liability as of issuance and each quarterly period thereafter.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a Monte Carlo simulation discussed below. At November 19, 2013, the Company recorded derivative liabilities of $1,883,109. The net change in fair value of the derivative liabilities for the three months ended March 31, 2015 resulted in a loss of $52,421, which was reported as other income/(expense) in the consolidated statements of operations. At March 31, 2015, the derivative liabilities were valued at $2,131,771.

The following table presents details of the Company’s derivative liabilities as of March 31, 2015 and December 31, 2014:

Total
Balance December 31, 2014	$2,079,350
Change in fair market value of derivative liabilities	52,421
Balance March 31, 2015	$2,131,771

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows:

For issuances of warrants:

-	Stock prices on all measurement dates were based on the fair market value
-	The probability of future financing was estimated at 100%
-	Computed volatility of 176%
-	Risk free rate of 1.65%
-	Expected term of 5.89

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

The following table discloses the recorded investment in financing receivables by credit quality indicator as of March 31, 2015 (in thousands):

Net
Investment
in Leases
Current	$9,612
Performing	2,745
Poor	1,121
Total	$13,478

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

The Company’s net investment leases on nonaccrual status as of March 31, 2015, are as follows (in thousands):

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

The Company’s aged financing receivables as of March 31, 2015 are as follows (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$9,612	$3,813	$397	$13,822	$-	$13,822	$(344)	$13,478

The Company recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of March 31, 2015 (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
				Financing	Recorded	Recorded	Related	Net of
	Current	31-90 Days	91+ Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$9,612	$3,813	$53	$13,478	$-	$13,478	$-	$13,478

Activity in our reserves for credit losses for the three months ended March 31, 2015 is as follows (in thousands):

Investment in sales-type leases
Balance December 31, 2014	$344
Provision for bad debts	-
Recoveries	-
Write-offs and other	-
Balance March 31, 2015	$344

Our reserve for credit losses and minimum lease payments associated with our investment in sales- type lease balances disaggregated on the basis of our impairment method were as follows as of March 31, 2015 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$3,813
Ending balance: individually evaluated for impairment	397
Ending balance	$4,210

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

In 2014, the Company incurred a net loss and therefore had no tax liability. The Company does not have any material uncertain income tax positions. As a result, the net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $7,286,000 and $6,411,000 at March 31, 2015 and December 31, 2014, respectively, and will expire in the years 2021 through 2031.

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

In connection with and as consideration for the Advisory Fee, the Company issued 1,739,130 shares of restricted common stock (valued at the lowest weighted average price per share of the Company’s common stock on the five trading days immediately prior to the execution date of the Credit Agreement) to TCA, which number of shares is adjustable from time to time, such that the total shares issued to and sold by TCA will provide TCA an aggregate of $400,000 in value (the “Advisory Fee Shares”).

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

On or around July 17, 2009, we entered into a letter agreement (the “Letter Agreement”) to confirm certain terms of our Engagement Agreement with a placement agent. Pursuant to the Letter Agreement, the agent agreed to waive any rights to any consideration pursuant to the Engagement Agreement in connection with funding by certain financial institutions in consideration for the grant by us of warrants to purchase 300,000 shares of our common stock at an exercise price of $0.50 per share, which warrants expired in July 2014, included a cashless exercise provision and piggy-back registration rights. The Company recorded $12,600 of consulting expense in the third quarter of 2009 and a similar amount of additional paid-in-capital. The $12,600 of consulting expense was calculated as the fair market value of the warrants using the Black-Scholes option-pricing model. The significant variables used in the calculation were; stock price of $0.17/share; $0.50/share exercise price of warrant; volatility of 88%; time to expiration of 1,750 days; and risk free interest rate of 2.31%.

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

A summary of activity under the Employee Stock Plans for the periods ended March 31, 2015 and December 31, 2014 is presented below:

	Options	Weighted Average Exercise Price
Outstanding – December 31, 2013	2,000,000	3.00
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Distributed	-	-
Outstanding/exercisable – December 31, 2014	2,000,000	0.10
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Distributed	-	-
Outstanding/exercisable – March 31, 2015	2,000,000	0.10

The following table summarizes information about outstanding warrants at March 31, 2015 and December 31, 2014:

	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price

December 31, 2014	19,900,000	5.89	$0.05
March 31, 2015	19,900,000	5.64	$0.05

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-Q, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements. These forward-looking statements which include words such as “anticipates”, “believes”, “expects”, “intends”, “forecasts”, “plans”, “future”, “strategy” or words of similar meaning, are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, include among others, those set forth below under “Risk Factors” herein and those set forth under “Risk Factors” in our Form 10-K Annual Report for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 15, 2015 (the “Annual Report”):

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

MNH Loan Agreement

On November 19, 2013, we, Mint Texas and The Mint Leasing South, Inc. (“Mint South”), our wholly-owned subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with MNH Management, LLC (“MNH”), pursuant to which, among other things, our outstanding obligations to Comerica Bank (“Comerica”) were acquired by MNH, and the terms of such debt were amended and revised in the form of a new Amended and Restated Secured Term Loan Note (the “Amended Note”). As part of the acquisition of the debt by MNH, Comerica dismissed its lawsuit against us. In connection with the Loan Agreement and the transactions contemplated therein, we paid MNH a fee of $418,500 (4.5% of the Amended Note) at closing and agreed to pay MNH a collateral monitoring fee of 1/12th of one percent of the balance of the Amended Note per month during the term of the Amended Note, as well as certain other expenses described in greater detail in the Amended Note.

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

At December 31, 2014, the MNH Note had an outstanding balance of $7,611,002. At March 31, 2015, the MNH Note had an outstanding balance of $6,860,513.   Additionally, at March 31, 2015 and December 31, 2014, we were in compliance with the covenants required by the Amended Note.

Third Party Promissory Notes

On March 26, 2011, the Company entered into a Promissory Note with Pamela Kimmel in the amount of $142,000. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2015 and December 31, 2014 was $142,000. The note matures on December 6, 2015.

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez, a third party (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and matures on June 30, 2015. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2015 and December 31, 2014 was $100,000.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party, in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note is secured by the personal guaranty of Jerry Parish. At maturity, the Promissory Note was increased to $320,000 and the maturity extended to May 15, 2015. The outstanding balance at March 31, 2015 and December 31, 2014 was $320,000.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in May 2013. The Promissory Note is secured by the personal guaranty of Jerry Parish. At maturity, the note was renewed and reduced to $150,000 and the maturity extended to May 15, 2015. The outstanding balance at March 31, 2015 was $125,000 and December 31, 2014 was $150,000.

On May 26, 2014, the Company entered into another Promissory Note with Pablo J. Olivarez in the amount of $70,000, which accrues interest at the rate of 12% per annum payable monthly, and is due and payable on June 15, 2015. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2015 and December 31, 2014 was $70,000.

The following table summarizes the credit facilities and promissory notes discussed above for the period ended March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Credit facility - Moody Bank	$-	$123,350
Credit facility – MNH Holdings	6,860,513	7,611,002
Convertible Note Payable - KBM	-	158,500
Credit facility - TCA Global	1,000,000	-
Debt discount	-	(111,348)
Promissory Notes	802,000	827,000
Total notes payable and credit facilities	$8,662,513	$8,608,504

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

On or around February 9, 2015, the Company paid $220,332 to KBM in complete satisfaction of the Convertible Note.

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

Mint North is also required to take various post-Closing actions including (a) having MNH Management, LLC release its pledge of the outstanding securities of Mint North, so such securities can instead by pledged to TCA within fifteen days of Closing, or to otherwise provide for Mr. Parish’s wife to personally guaranty (along with Mr. Parish) the amounts owed to TCA; (b) obtaining an appraisal of the property covered by the VJ Holding deed of trust; and (c) obtaining a title policy under the deed of trust, none of which have occurred to date.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

For the three months ended March 31, 2015, total revenues were $1,662,673 compared to $1,911,843 or the three months ended March 31, 2014, a decrease in total revenues of $249,170 or 13% from the prior period. Revenues from sales-type leases, net, decreased $466,246 or 29% to $1,152,146 for the three months ended March 31, 2015, from $1,618,392 for the three months ended March 31, 2014. Revenues from amortization of unearned income related to sales-type leases increased $217,076 or 74% to $510,527 for the three months ended March 31, 2015, from $293,451 for the three months ended March 31, 2014. The decrease in revenues from sales-type leases, net, was principally due to less availability of financing and less internally-generated funds to acquire new leases during the three months ended March 31, 2015 compared to the prior period. The increase in revenues from amortization of unearned income related to sales-type leases was principally due to differences in the terms of new leases that were added, versus the terms of leases that were terminated, during the period.

Cost of revenues increased $471,084 or 45% to $1,528,448 for the three months ended March 31, 2015, as compared to $1,057,364 for the three months ended March 31, 2014. Cost of revenues increased as a result of more purchases of vehicles for new leases as well as the recognition of higher costs related to terminated leases.

Gross profit decreased $720,254 to $134,225 for the three months ended March 31, 2015 compared to $854,479 for the three months ended March 31, 2014. The 84% decrease in gross profit was due to the 45% increase in total cost of revenues and the 13% decrease in revenues.

Gross profit as a percentage of revenue decreased from 45% for the three months ended March 31, 2014, to 8% for the three months ended March 31, 2015 due to the reasons described above.

General and administrative expenses were $712,981 and $672,182, for the three months ended March 31, 2015 and March 31, 2014, respectively, constituting an increase of $40,799 or 6% from the prior period. The increase in general and administrative expenses was mainly associated with certain one-time consulting fees and professional fees related to obtaining new financing for the three months ended March 31, 2015, versus the prior period.

Total other expense was $315,741 and $263,143, for the three months ended March 31, 2015 and March 31, 2014, respectively, an increase of $52,598 or 20% from the prior period, which included a decrease in interest expense of $91,424 or 35% to $171,719 for the three months ended March 31, 2015, compared to $263,143 for the three months ended March 31, 2014, an increase in debt discount amortization of $111,348 or 100% for the three months ended March 31, 2015, compared to $0 for the three months ended March 31, 2014, an increase in loss on derivative of $52,421 for the three months ended March 31, 2015, compared to $0 for the three months ended March 31, 2014, and an increase of $19,747 in other income to $19,747 for the three months ended March 31, 2015, compared to $0 for the three months ended March 31, 2014. The decrease in interest expense was due to lower outstanding principal balances on our credit facilities during the period, offset by slightly higher interest rates on such facilities.  The increase in other income was primarily from better collection of late fees and rental fees from vehicles pending payment of residual values.  The $111,348 debt discount was in connection with amounts of the debt discount associated with the KBM convertible note during the period.  The $52,421 related to derivative accounting for the value of the warrants issued to MNH Management, LLC.

The Company had a net loss for the three months ended March 31, 2015 of $894,497 compared to a net loss of $80,846 for the three months ended March 31, 2014. This increase in net loss of $813,651 or 1,006% was the result of the increase in cost of revenues, other expenses as described above, and general and administrative expense, partially offset by lower revenues.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $14,276,733 as of March 31, 2015, which included cash and cash equivalents of $24,813, investment in sales-type leases, net, of $13,477,904, vehicle inventory of $362,378, net property and equipment of $400, and other assets of $411,238.

We had total liabilities as of March 31, 2015 of $13,193,641, which included $761,025 of accounts payable and accrued liabilities, $8,662,513 of amounts due under our credit facilities with senior lenders and third parties (described in greater detail above under “Moody Bank Credit Facility”, “MNH Loan Agreement”, “Third Party Promissory Notes”, and “Recent Events” – “Senior Secured Credit Facility”), $2,131,771 of derivative liability, and $1,638,332 of notes payable to related parties, discussed below.

We generated $223,204 in cash from operating activities for the three months ended March 31, 2015, which was due to proceeds from collections and reductions of net investment in sales-type leases of $817,011, reduction of inventory of $463,330, and non-cash charges of imputed interest for the period of $9,458, which also contributed positively to the cash provided by operating activities. The items negatively impacting the cash provided by operations for the three months ended March 31, 2015, were the net loss of $894,497 and a decrease in accounts payable and accrued expenses of $333,408.

We generated $66,967 in cash from operating activities for the three months ended March 31, 2014, which was due to proceeds from collections and reductions of net investment in sales-type leases of $626,751 and non-cash charges for the period relating to imputed interest of $12,935, both of which contributed positively to the cash provided by operating activities. Those items negatively impacting the cash provided by operations for the three months ended March 31, 2014, were the net loss of $80,846, an increase in inventory of $47,398, a decrease in accounts payable and accrued expenses of $330,782 and a decrease in bad debt expense of $116,507.

Our cash balance was not affected by investing activities for the three months ended March 31, 2015 and March 31, 2014.

We used $315,684 of net cash in financing activities for the three months ended March 31, 2015, which was due to $57,339 of net payments on notes payable and credit facilities, and $258,345 of net payments on borrowings from related parties.

We used $39,985 of net cash in financing activities for the three months ended March 31, 2014, which was due to $166,895 of payments on credit facilities, offset by $206,880 of net proceeds from new borrowings from related parties

The Company’s credit facilities and third party notes are described in greater detail above under “Moody Bank Credit Facility”, “MNH Loan Agreement”, “Third Party Promissory Notes”, and “Recent Events” – “Senior Secured Credit Facility”.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of March 31, 2015 and December 31, 2014 were $1,638,332 and $1,896,677, respectively, of which $1,398,332 and $1,656,677 are non-interest bearing and due on demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. During the period ended March 31, 2015, net repayments of $258,345 were made by the Company to the shareholders. During the period ended March 31, 2014, net new borrowings of $206,880 were made by the Company from the shareholders. Interest expense of $9,458 and $12,935 was recorded as contributed capital for the three months ended March 31, 2015 and 2014, respectively.

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

These control deficiencies were not resolved by March 31, 2015. The Company continues to work with an experienced third party accounting firm in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

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

ITEM 1A. - RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Commission on April 15, 2015, except as otherwise set forth below, and investors are encouraged to review such risk factors and the risk factors below prior to making an investment in the Company.

Our consolidated financial statements, including our liabilities and consolidated statements of operations are subject to changes in our derivative accounting of the Warrant Shares.

The value of the liabilities and derivative expenses relating to the warrants issued to MNH Management, LLC in our consolidated financial statements are subject to the changes in the trading value of our securities. As a result, our consolidated financial statements may fluctuate, based on factors, such as the trading value of our common stock on the OTCQB market. Consequently, our liabilities and expenses may vary period to period, based on factors other than the Company’s revenues and expenses.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2015, the Company issued the Advisory Fee Shares to TCA as described above under “Part I.” – “Item 2. Management’s Discussion and Analysis or Plan of Operations”.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act for the issuance described above, since the foregoing issuance did not involve a public offering, the recipient took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipient (a) was an “accredited investor;” and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. With respect to the transaction described above, no general solicitation was made either by us or by any person acting on our behalf. No underwriters or agents were involved in the foregoing issuance and the Company paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificate evidencing the securities contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

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

DATED: May 20, 2015
By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer and Chief Financial Officer,
Secretary and President
(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1(16)	Share Exchange Agreement dated September 22, 2014, by and among The Mint Leasing, Inc., Investment Capital Fund Group, LLC Series 20 and Sunset Brands, Inc.
3.1(2)	Amended and Restated Articles of Incorporation
3.2(2)	Amended and Restated Bylaws
3.3(3)	Amendment to the Bylaws of the Company
4.1(1)	Incentive Stock Option for 2,000,000 shares
4.2(1)	Designation of Series B Convertible Preferred Stock
4.3(2)	2008 Directors, Officers, Employees and Consultants Stock Option, Stock Warrant and Stock Award Plan
4.4(11)	Common Stock Purchase Warrant (November 19, 2013) Raven Asset-Based Opportunity Fund I, L.P. (16,140,000 shares)
4.5(11)	Common Stock Purchase Warrant (November 19, 2013) MNH Management, LLC (3,860,000 shares)
10.3(1)	Employment Agreement between The Mint Leasing, Inc. and Jerry Parish dated July 10, 2008 assumed by The Mint Leasing, Inc. (f/k/a Legacy Communications Corporation)
10.5(4)	Modification, Renewal and Extension Agreement with Sterling Bank
10.10(5)	First Amendment to Employment Agreement with Jerry Parish
10.14(6)	$100,000 Promissory Note with Pamela Kimmel (December 6, 2011)
10.15(6)	$100,000 Promissory Note with Pablo J. Olivarez (November 28, 2011)
10.16(6)	$220,000 Promissory Note with Sambrand Interests, LLC (February 2, 2012)
10.17(6)	$250,000 Promissory Note with Sambrand Interests, LLC
10.18(6)	Form of Company Dealer Agreement
10.19(6)	Second Amendment to Employment Agreement
10.21(7)	$320,000 Promissory Note with Sambrand Interests, LLC (February 2013)
10.23(8)	Amended and Restated Loan and Security Agreement - the Company, The Mint Leasing, Inc. (Texas), The Mint Leasing South, Inc. (Texas) and MNH Management, LLC (November 19, 2013)
10.24(8)	Amended and Restated Secured Promissory Note (Term Loan) - In Favor of MNH Management, LLC (November 19, 2013)
10.25(8)	Personal Guaranty of Jerry Parish (November 19, 2013)
10.26(8)	Collateral Assignment of Leases (November 19, 2013)
10.27(8)	Pledge and Security Agreement (November 19, 2013)
10.28(8)	Securities Issuance Agreement (November 19, 2013)
10.30(9)	$240,000 Promissory Note – The Mint Leasing, Inc. as borrower and Jerry Parish as lender (July 22, 2014)
10.31(10)	Amended and Restated Incentive Stock Option Agreement – Jerry Parish (2,000,000 options to purchase shares of common stock at $0.10 per share) – September 22, 2014
10.32(11)
First Amendment to and Assignment of Letter of Intent (October 27, 2014), by and between Karl L. White, as authorized agent for the owners of Motors Acceptance Corporation, MotorMax Financial Services Corporation and MotorMax Auto Group, Inc., and Investment Capital Fund Group, LLC

10.33(12)
Senior Secured Credit Facility Agreement in the Maximum Amount of US$5,000,000 by and among The Mint Leasing North, Inc., as Borrower, VJ Holding Company, L.L.C. and Jerry Parish, as Joint and Several Guarantors, and TCA Global Credit Master Fund, LP, as Lender (February 6, 2015)

10.34(12)	Promissory Note ($1,000,000) between The Mint Leasing North, Inc., as borrower, and TCA Global Credit Master Fund, LP, as lender (February 6, 2015)
10.35(12)	Security Agreement by The Mint Leasing North, Inc., as debtor, in favor of TCA Global Credit Master Fund, LP, as secured party (February 6, 2015)
10.36(12)	Guaranty Agreement by VJ Holding Company, L.L.C., as guarantor, in favor of TCA Global Credit Master Fund, LP (February 6, 2015)
10.37(12)	Guaranty Agreement by Jerry Parish, as guarantor, in favor of TCA Global Credit Master Fund, LP (February 6, 2015)
10.38(13)	Mutual Rescission and Release Agreement dated March 20, 2015, by and between The Mint Leasing, Inc., Investment Capital Fund Group, LLC Series 20, and Sunset Brands, Inc.
16.1(13)	Letter dated March 24, 2015 From M&K CPAS, PLLC

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32***	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

(5) Filed as an exhibit to the Company’s Form 10-Q, filed with the Commission on August 22, 2011, and incorporated herein by reference.

(6) Filed as an exhibit to the Company’s Form 10-Q, filed with the Commission on August 20, 2012, and incorporated herein by reference.

(7) Filed as an exhibit to the Company’s Form 10-K, filed with the Commission on April 16, 2013, and incorporated herein by reference.

(8) Filed as an exhibit to the Company’s Form 10-Q, filed with the Commission on November 19, 2013, and incorporated herein by reference.

(9) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on July 25, 2014, and incorporated herein by reference.

(10) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on September 23, 2014, and incorporated herein by reference.

(11) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on October 30, 2014, and incorporated herein by reference. The original Letter of Intent which was assigned to the Company pursuant to the First Amendment to and Assignment of the Letter of Intent is attached as Exhibit A to the Assignment.

(12) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on February 17, 2015, and incorporated herein by reference.

(13) Filed as an exhibit to the Company’s Form 8-K, filed with the Commission on March 24, 2015, and incorporated herein by reference.