Form 10-Q
period 2015-06-30
MINT LEASING INC
filed 2015-08-19
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 15, 2015, there were 90,612,802 shares of the registrant’s common stock, $0.001 par value per share outstanding (which number includes 2,100,000 shares which the Registrant is in the process of canceling).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30, 2015	December 31, 2014

ASSETS
Cash and cash equivalents	$65,893	$117,293
Investment in sales-type leases, net of allowance of $219,085 and $344,499, respectively	11,677,834	14,294,915
Vehicle inventory	476,366	825,708
Property and equipment, net	400	400
Other asset	230,106	8,778
TOTAL ASSETS	$12,450,599	$15,247,094
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Accounts payable and accrued liabilities	$733,693	$1,094,431
Derivative liability	2,149,632	2,079,350
Short-term credit facilities	8,277,850	8,561,352
Notes payable to related parties	2,177,279	1,896,677
Convertible note payable, net of discount ($0 and $111,348 at June 30, 2015 and December 31, 2014, respectively)	-	47,152
TOTAL LIABILITIES	13,338,454	13,678,962

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 20,000,000 shares authorized at $0.001 par value;
Series A, 185,000 shares designated at $0.001 par value, 0 shares issued and outstanding	-	-
Series B, 2,000,000 shares designated at $0.001 par value, 2,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 88,512,802 and 86,773,672 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	88,512	86,773
Additional paid in capital	10,580,953	10,163,777
Retained earnings	(11,559,320)	(8,684,418)
Total Stockholders' Equity (Deficit)	(887,855)	1,568,132

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,450,599	$15,247,094

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ending June 30, 2015	Three Months Ending June 30, 2014	Six Months Ending June 30, 2015	Six Months Ending June 30, 2014

REVENUES
Sales-type leases, net	$367,099	$1,801,218	$1,534,510	$3,419,610
Amortization of unearned income related to sales-type leases	209,438	543,313	719,965	836,764
TOTAL REVENUES	576,537	2,344,531	2,254,475	4,256,374

COST OF REVENUES	1,453,966	1,860,427	2,952,156	3,118,116

GROSS PROFIT (LOSS)	(877,429)	484,104	(697,681)	1,138,258

GENERAL AND ADMINISTRATIVE EXPENSE	753,417	601,196	1,496,655	1,073,053

INCOME (LOSS) FROM OPERATIONS	(1,630,846)	(117,092)	(2,194,336)	65,205

OTHER INCOME (EXPENSE)
Interest expense	(209,494)	(262,447)	(381,214)	(525,590)
Interest expense – amortization	(176,603)	-	(287,951)	-
Loss on Derivatives	(17,861)	(2,466,500)	(70,282)	(2,466,500)
Other Income	39,134	-	58,881	-
Total Other Income (Expense)	(364,824)	(2,728,947)	(680,566)	(2,992,090)

INCOME (LOSS) BEFORE INCOME TAXES	(1,995,670)	(2,846,039)	(2,874,902)	(2,926,885)

PROVISION (BENEFIT) FOR INCOME TAXES	-	-	-	-

NET LOSS	$(1,995,670)	$(2,846,039)	$(2,874,902)	$(2,926,885)

Net Loss Per Share - Basic	$(0.02)	$(0.03)	$(0.03)	$(0.04)
Net Loss Per Share - Diluted	$(0.02)	$(0.03)	$(0.03)	$(0.04)

Weighted average shares outstanding - Basic	88,512,802	84,805,631	88,157,289	82,622,434
Weighted average shares outstanding - Diluted	88,512,802	84,805,631	88,157,289	82,622,434

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,874,902)	$(2,926,885)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	-	3,822
Bad debt recovery	(125,364)	(130,544)
Stock based compensation	-	177,183
Imputed interest on related party notes	18,915	25,839
Amortization of debt discount	111,348	-
Loss on derivative	70,282	2,466,500
Deferred financing costs	176,604	-
Change in operating assets and liabilities:
Net investment in sales-type leases	2,742,445	1,110,445
Inventory	349,342	4,064
Other Assets	2,068	-
Accounts payable and accrued expenses	(360,738)	(381,963)
Net Cash provided by operating activities	110,000	348,461

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on notes Payable	1,000,000	70,000
Payments on Notes Payable	(1,442,002)	(864,349)
Borrowings on loans from related parties	1,004,012	320,000
Payment on loans from related parties	(723,410)	(102,286)
Net Cash used in financing activities	(161,400)	(576,635)
INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	(51,400)	(228,174)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	117,293	322,795
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$65,893	$94,621

CASH PAID FOR:
Interest	$288,533	$489,597
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for deferred financing costs	$400,000	$-

“See accompanying notes to the unaudited consolidated financial statements.”

The Mint Leasing, Inc.
Notes to Consolidated Financial Statements
June 30, 2015
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

The Company's 10-K for the year ended December 31, 2014, filed on April 15, 2015, should be read in conjunction with this report.

A. Organization

The Mint Leasing, Inc. (“Mint” or the “Company") was incorporated in Nevada on September 23, 1997.

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

C. Revenue recognition

The Company’s customers typically finance vehicles over periods ranging from three to nine years. These financing agreements are classified as either operating or sales type leases as prescribed by the Financial Accounting Standards Board (“FASB”). Revenues representing the capitalized costs of the vehicles are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term. For the six months ended June 30, 2015 and 2014, amortization of unearned income totaled $719,965 and $836,764, respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D. Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s). Vehicles that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue. Total cost of sales was $2,952,156 and $3,118,116 for the six months ending June 30, 2015 and 2014, respectively.

E. Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents in the accompanying balance sheets. At June 30, 2015 and December 31, 2014, the Company had cash of $65,893 and $117,293, respectively. The Company had no cash equivalents at June 30, 2015 and December 31, 2014.

At June 30, 2015 and December 31, 2014, the Company had no deposits that exceeded FDIC insurance coverage limits.

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

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the six months ended June 30, 2015 and 2014 totaled $17,423 and $35,812, respectively.

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

We adopted the provisions of the FASB’s guidance related to accounting for uncertainty as to income tax positions on January 1, 2008. As of June 30, 2015 and December 31, 2014, we had no liabilities included on the consolidated balance sheets associated with uncertain tax positions. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

N. Net Income (Loss) Per Common Share Data

Basic net income (loss) per common share, or earnings per share ("EPS"), is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting outstanding shares, assuming any dilutive effects of options and common stock warrants calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants. At June 30, 2015 and 2014, there was no difference between basic and diluted earnings (loss) per share.

O. Fair Value of Financial Instruments

Pursuant to the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) No. 820, “Fair Value Measurement”, the Company records its financial assets and liabilities at fair value. FASB ASC No. 820 provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.

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

P. Effect of New Accounting Pronouncements

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

Q. Reclassification

Certain amounts reported in the prior period financial statements may have been reclassified to the current period presentation.

R. Derivative Financial Instruments

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

NOTE 3 –NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2020. Following is a summary of the components of the Company’s net investment in sales-type leases at June 30, 2015 and December 31, 2014:

	As of	As of
	June 30, 2015	December 31, 2014

Total Minimum Lease Payments to be Received	$8,666,442	$10,615,579
Residual Values	5,852,242	7,278,086
Lease Carrying Value	14,518,684	17,893,665
Less: Allowance for Uncollectible Amounts	(219,085)	(344,499)
Less: Unearned Income	(2,621,765)	(3,254,251)
Net Investment in Sales-Type Leases	$11,677,834	$14,294,915

NOTE 4 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Cost and accumulated depreciation of equipment and leasehold improvements as of June 30, 2015 and December 31, 2014 was as follows:
	June 30, 2015	December 31, 2014
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	182,139	182,139
Total	286,100	286,100
Less: Accumulated Depreciation	(285,700)	(285,700)
Net Property and Equipment	$400	$400

Depreciation expense charged to operations was $0 and $3,822 for the six months ended June 30, 2015 and 2014, respectively.

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

At June 30, 2015, the MNH Note had an outstanding balance of $6,602,180. Additionally, at June 30, 2015, we were in compliance with the covenants required by the Amended Note.

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

The Company evaluated the KBM Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.061 being below the market price on July 9, 2014 of $0.27 provided a value of $158,500. During the six months ended June 30, 2015, $111,348 of the debt discount was amortized. As of June 30, 2015, there is no remaining debt discount outstanding.

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

In total, we paid $84,774 in cash fees (not including the Advisory Fee payable by way of the issuance of the Advisory Fee Shares), expenses and closing costs in connection with the Closing (including $10,000 as a finders’ fee in connection with our introduction to TCA), not including the fees of our legal counsel, and as such, received a net amount of $915,226 in connection with the Closing. Of that amount, $127,030 was immediately used to repay our outstanding obligations under our credit facility with Moody National Bank, which was paid in full and terminated in connection with our entry into the Credit Agreement. We used the rest of the funds received to purchase additional vehicle inventory.

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

The Credit Agreement includes customary events of default for facilities of a similar nature and size as the Credit Agreement, including if a change in control of Mint North or VJ Holding occurs, if it is determined in good faith by TCA that the security for the Promissory Note is or has become inadequate, if it is determined in good faith by TCA that the prospect for payment or performance of the Promissory Note is impaired for any reason, if Mint North does not have sales revenues for every quarter that are at least 75% of the sales revenue of Mint North for the prior year’s calendar quarter (i.e., pursuant to a comparison of the current quarter revenue to the revenue for the same quarter for the prior year), or if the outstanding balance of the Promissory Note exceeds the lesser of: (i) eighty percent (80%) of the then existing eligible accounts pledged as security for the repayment of the Promissory Note by Mint North; or (ii) eighty percent (80%) of the value of all of Mint North’s collateral, as determined by TCA in its sole and absolute discretion.

Mint North is also required to take various post-Closing actions including (a) having MNH Management, LLC release its pledge of the outstanding securities of Mint North, so such securities can instead be pledged to TCA within fifteen days of Closing, or to otherwise provide for Mr. Parish’s wife to personally guaranty (along with Mr. Parish) the amounts owed to TCA at the request of TCA; (b) obtaining an appraisal of the property covered by the VJ Holding deed of trust; and (c) obtaining a title policy under the deed of trust.

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

At June 30, 2015, the TCA Promissory Note had an outstanding balance of $873,670. Additionally, at June 30, 2015, we were in compliance with the covenants required by the Credit Agreement.

Third Party Promissory Notes

On March 26, 2011, the Company entered into a Promissory Note with Pamela Kimmel in the amount of $142,000. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2015 and December 31, 2014 was $142,000. The note matures on December 6, 2015.

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez, a third party (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and matured on June 30, 2015. The Promissory Note was renewed and the maturity date extended to June 30, 2016. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2015 and December 31, 2014 was $100,000.

On May 26, 2014, the Company entered into another Promissory Note with Pablo J. Olivarez in the amount of $70,000, which accrues interest at the rate of 12% per annum payable monthly, and was due and payable on June 15, 2015. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2015 and December 31, 2014 was $70,000.

On June 5, 2015, the two notes above were combined into a $170,000 promissory note, which accrues interest at the rate of 12% per annum, and is due and payable on June 5, 2016.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party, in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note is secured by the personal guaranty of Jerry Parish. At maturity, the Promissory Note was increased to $320,000 and the maturity extended to May 15, 2015. The outstanding balance at June 30, 2015 and December 31, 2014 was $320,000.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in May 2013. The Promissory Note is secured by the personal guaranty of Jerry Parish. At maturity, the note was renewed and reduced to $150,000 and the maturity extended to May 15, 2015. The outstanding balance at June 30, 2015 was $125,000 and at December 31, 2014 was $150,000.

The following table summarizes the credit facilities and promissory notes discussed above for the period ended June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Credit facility - Moody Bank	$-	$123,350
Credit facility – MNH Holdings	6,602,180	7,611,002
Convertible Note Payable - KBM	-	158,500
Credit facility - TCA Global	873,670	-
Debt discount	-	(111,348)
Promissory Notes	802,000	827,000
Total notes payable and credit facilities	$8,277,850	$8,608,504

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below:

June 30, 2015:
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment in sales-type leases (a)	$-	$-	$11,677,834	$-
Derivatives (recurring)	$-	$-	$2,149,632	$(70,282)

December 31, 2014:
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment in sales-type leases (a)	$-	$-	$14,294,915	$-
Derivatives (recurring)	$-	$-	$2,079,350	$(145,850)

(a)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This valuation is a type 3 indicator.

NOTE 7 -RELATED PARTY TRANSACTIONS

The Company leases office space from a partnership, which is owned by the Company’s two majority shareholders at the rate of $15,000 per month.  Rent expense under the lease amounted to $75,000 and $90,000 for the six month periods ended June 30, 2015 and 2014, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of June 30, 2015 and December 31, 2014 were $2,177,279 and $1,896,677, respectively, of which $1,937,279 and $1,656,677, respectively, are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. Interest expense of $18,915, and $25,839 was recorded as contributed capital for the six months ended June 30, 2015 and 2014, respectively.

On July 18, 2014, Jerry Parish, our sole officer and director and majority shareholder, loaned the Company $240,000 which accrues interest at the rate of 10% per annum, is due and payable (along with accrued interest) on July 18, 2015, and is evidenced by a Promissory Note.

NOTE 8– DERIVATIVE LIABILITIES

As discussed in Note 5 under Credit Facilities, the Company granted warrants to purchase 20,000,000 shares of its common stock at a future date, which have a term of 7 years and an exercise price of $0.05 per share. The warrants granted to Raven Asset-Based Opportunity Fund I L.P. and MNH Management LLC were valued as of the issuance dates and revalued at December 31, 2014 and June 30, 2015.

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

The Warrants include a dilutive reset feature (no resets have occurred from issuance to June 30, 2015) and Put right provisions and were therefore treated as a derivative liability as of issuance and each quarterly period thereafter.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a Monte Carlo simulation discussed below. At November 19, 2013, the Company recorded current derivative liabilities of $1,883,109. The net change in fair value of the derivative liabilities for the six months ended June 30, 2015 resulted in a loss of $70,282, which was reported as other income/(expense) in the consolidated statements of operations. At June 30, 2015, the derivative liabilities were valued at $2,149,632.

The following table presents details of the Company’s derivative liabilities as of June 30, 2015 and December 31, 2014:

Total
Balance December 31, 2014	$2,079,350
Change in fair market value of derivative liabilities	70,282
Balance June 30, 2015	$2,149,632

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows:

For issuances of warrants:

-	Stock prices on all measurement dates were based on the fair market value
-	The probability of future financing was estimated at 100%
-	Computed volatility of 176%
-	Risk free rate of 1.65%
-	Expected term of 5.89

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

The following table discloses the recorded investment in financing receivables by credit quality indicator as at June 30, 2015 (in thousands):

Net
Investment
in Leases
Current	$7,669
Performing	1,093
Poor	2,916
Total	$11,678

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

The Company’s aged financing receivables as of June 30, 2015 are as follows (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
		31-90	91+	Financing	Recorded	Recorded	Related	Net of
	Current	Days	Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$7,669	$3,506	$722	$11,897	$-	$11,897	$(219)	$11,678

The Company recorded investment in past due financing receivables for which the Company continues to accrue penalties and interest income is as follows as of June 30, 2015 (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
		31-90	91+	Financing	Recorded	Recorded	Related	Net of
	Current	Days	Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$7,669	$3,506	$503	$11,678	$-	$11,678	$-	$11,678

Activity in our reserves for credit losses for the six months ended June 30, 2015 is as follows (in thousands):

Investment in sales-type leases
Balance December 31, 2014	$344
Provision for bad debts	(125)
Recoveries	-
Write-offs and other	-
Balance June 30, 2015	$219

Our reserve for credit losses and minimum lease payments associated with our investment in sales- type lease balances disaggregated on the basis of our impairment method were as follows as of June 30, 2015 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$3,506
Ending balance: individually evaluated for impairment	722
Ending balance	$4,228

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

The tax liabilities incurred will be offset by the tax loss carry forward. The Company does not have any material uncertain income tax positions. As a result, the net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $9,266,000 and $6,411,000 at June 30, 2015 and December 31, 2014, respectively, and will expire in the years 2021 through 2031.

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred Stock

We have a total of 20,000,000 shares of preferred stock (the “Preferred Stock”) authorized. The rights and privileges of the Preferred Stock are detailed as follows:

Series A Convertible Preferred Stock

As of June 30, 2015 and December 31, 2014, we had 185,000 shares of Series A Convertible Preferred Stock designated and 0 shares issued and outstanding.

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

Series B Convertible Preferred Stock

As of June 30, 2015 and December 31, 2014, we had 2,000,000 shares of Series B Convertible Preferred Stock designated, authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

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

Common Stock

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

Options & Warrants

A summary of activity under the Employee Stock Plans for the periods ended June 30, 2015 and December 31, 2014 is presented below:

	Options	Weighted Average Exercise Price
Outstanding/exercisable – December 31, 2014	2,000,000	$0.10
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Distributed	-	-
Outstanding/exercisable – June 30, 2015	2,000,000	$0.10

The following table summarizes information about outstanding warrants at June 30, 2015 and December 31, 2014:

	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price
December 31, 2014	19,900,000	5.86	$0.05
June 30, 2015	19,900,000	5.39	$0.05

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-Q, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements. These forward-looking statements which include words such as “anticipates”, “believes”, “expects”, “intends”, “forecasts”, “plans”, “future”, “strategy” or words of similar meaning, are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, include among others, those set forth below under “Risk Factors” herein and those set forth under “Risk Factors” in our Form 10-K Annual Report for the year ended December 31, 2014, filed with the Securities and Exchange Commission on April 15, 2015 (the “Annual Report”):

•	our need to raise additional financing;
•	our ability to repay approximately $6.6 million due to our senior lender on November 19, 2015;
•	dilution upon exercise of warrants held by our senior lender and a put right associated therewith in the amount of $1.99 million, and our ability to satisfy such put right if exercised;
•	observance of covenants as required by our debt facilities;
•	the loss of key personnel or failure to attract, integrate and retain additional personnel;
•	our ability to execute on our business plan;
•	rights and privileges associated with our preferred stock;
•	the fact that our CEO has majority control over our voting stock;
•	fluctuations in our quarterly and annual results of operations;
•	economic downturns in the United States;
•	the fact that a significant part of the Company’s consumer base are high risk for defaults and delinquencies;
•	write-offs for losses and defaults;
•	costs associated with being a public company;
•	the limited market for the Company’s common stock;
•	the fact that we only have one officer and director;
•	reductions in working capital as a result of our obligations to pay our debt facilities;
•	security interests provided to secure the repayment of our debt;
•	the volatile market for our common stock;
•	risks associated with our common stock being a “penny stock”;
•	material weaknesses in our internal controls over financial reporting;
•	the level of competition in our industry and our ability to compete; and
•	other risk factors included under “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

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

The Company granted MNH and its assignee warrants to purchase up to an aggregate of 20 million shares of the Company’s common stock (of which warrants to purchase 19.9 million shares of Company common stock remain outstanding) which have a term of seven years and an exercise price of $0.05 per share as additional consideration for entering into the Loan Agreement and pursuant to a Securities Issuance Agreement, which grants were evidenced by Common Stock Purchase Warrants (the “Warrants”). The Warrants include cashless exercise rights. The holders agreed pursuant to the terms of the Warrants, to restrict their ability to exercise the Warrants and receive shares of common stock such that the number of shares of common stock held by each of them in the aggregate and their affiliates after such exercise will not exceed 4.99% of the then issued and outstanding shares of our common stock, provided that such limitation may be waived (provided that at no time shall shares of common stock equal to more than 9.99% of our outstanding shares of common stock (when aggregating such shares with other shares beneficially owned by such holder) be issuable to either holder) with 61 days prior written notice. The exercise price of the Warrants is subject to anti-dilution protection in the event the Company issues or is deemed to issue any shares for a price per share of less than the then applicable exercise price of the Warrants, subject to certain limited exceptions including securities (i) issued in a bona fide public offering pursuant to a firm commitment underwriting, (ii) issued in connection with an acquisition of a business or technology, including the financing thereof, that is approved by the Company’s Board of Directors, (iii) issued pursuant to a transaction with a vendor, including equipment lease providers, if such transaction is approved by the Company’s Board of Directors; (iv) issued upon exercise of the Company’s convertible securities that are outstanding as of the date of the Warrants (other than the Series B Preferred Stock), or (v) granted to the Company’s officers, directors, consultants (in a manner consistent with past practice) and employees as approved by the Company’s Board of Directors under a plan or plans adopted by the Company’s Board of Directors that are in effect as of the date of the Warrants. The shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to a put option (the “Put”) pursuant to which the Company is required to purchase any or all of the Warrant Shares, at the option of the holder, for a total of $1.99 million ($0.10 per Warrant Share), pro-rated for any portion thereof (the “Put Price”) at any time after the earliest of (1) the date of prepayment in full of the Amended Loan; (2) the date of MNH’s acceleration of the amount due under the Amended Note upon an event of default, (3) November 19, 2015, or (4) the date that a Fundamental Transaction (as defined in the Warrants) occurs, including a change in control, certain mergers and similar transactions (as described in greater detail in the Warrants). The Warrants were recorded as a derivative liability in the amount of $1,883,109, with the offset to the gain on extinguishment, in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

At December 31, 2014, the MNH Note had an outstanding balance of $7,611,002. At June 30, 2015, the MNH Note had an outstanding balance of $6,602,180.   Additionally, at June 30, 2015 and December 31, 2014, we were in compliance with the covenants required by the Amended Note.

Third Party Promissory Notes

On March 26, 2011, the Company entered into a Promissory Note with Pamela Kimmel in the amount of $142,000. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2015 and December 31, 2014 was $142,000. The note matures on December 6, 2015.

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez, a third party (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and matured on June 30, 2015. The Promissory Note was renewed and the maturity date extended to June 30, 2016. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at June 30, 2015 and December 31, 2014 was $100,000.

On May 26, 2014, the Company entered into another Promissory Note with Pablo J. Olivarez in the amount of $70,000, which accrues interest at the rate of 12% per annum payable monthly, and was due and payable on June 15, 2015. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at March 31, 2015 and December 31, 2014 was $70,000.

On June 5, 2015, the two notes above were combined into a $170,000 promissory note, which accrues interest at the rate of 12% per annum, and is due and payable on June 5, 2016.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party, in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note is secured by the personal guaranty of Jerry Parish. At maturity, the Promissory Note was increased to $320,000 and the maturity extended to May 15, 2015. The outstanding balance at June 30, 2015 and December 31, 2014 was $320,000.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in May 2013. The Promissory Note is secured by the personal guaranty of Jerry Parish. At maturity, the note was renewed and reduced to $150,000 and the maturity extended to May 15, 2015. The outstanding balance at June 30, 2015 was $125,000 and at December 31, 2014 was $150,000.

The following table summarizes the credit facilities and promissory notes discussed above for the period ended June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014

Credit facility - Moody Bank	$-	$123,350
Credit facility – MNH Holdings	6,602,180	7,611,002
Convertible Note Payable - KBM	-	158,500
Credit facility - TCA Global	873,670	-
Debt discount	-	(111,348)
Promissory Notes	802,000	827,000
Total notes payable and credit facilities	$8,277,850	$8,608,504

Recent Events

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

In total, we paid $84,774 in cash fees (not including the Advisory Fee payable by way of the issuance of the Advisory Fee Shares), expenses and closing costs in connection with the Closing (including $10,000 as a finders’ fee in connection with our introduction to TCA), not including the fees of our legal counsel, and as such, received a net amount of $915,226 in connection with the Closing. Of that amount, $127,030 was immediately used to repay our outstanding obligations under our credit facility with Moody National Bank, which was paid in full and terminated in connection with our entry into the Credit Agreement. We used the rest of the funds received to purchase additional vehicle inventory.

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

At June 30, 2015, the TCA Promissory Note had an outstanding balance of $873,670. Additionally, at June 30, 2015, we were in compliance with the covenants required by the Credit Agreement.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Throughout the remainder of the 2015 fiscal year, we plan to continue investigating opportunities to support our long-term growth initiatives. We are exploring opportunities to increase the Company’s capital base through institutional or bank funding, the issuance by the Company of additional common or preferred stock and/or the issuance of convertible debt, which may not be available on favorable terms if at all. The Company has also historically engaged various consultants from time to time in an effort to help facilitate the Company’s ability to raise funding. Without access to additional capital in the form of debt or equity, the Company’s ability to add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio, after paying its debt servicing costs. While the cash flow from its current lease portfolio is sufficient to service the Company’s debts and expenses, additional efforts will be needed to generate a profit.  Additionally, the Company’s Amended Note with MNH comes due on November 19, 2015, and the Company does not have sufficient funding to repay such debt, nor may funding be available on favorable terms if at all.  If the Company is unable to raise sufficient funds to repay the note (and other amounts which may be due to MNH including $1.9 million which may be due in connection with a put associated with the outstanding warrant held by MNH), MNH could seek to enforce their security interests over our assets and we could be forced to curtail our operations or seek bankruptcy protection, which could result in the value of our securities becoming worthless.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

For the three months ended June 30, 2015, total revenues were $576,537 compared to $2,344,531 for the three months ended June 30, 2014, a decrease in total revenues of $1,767,994 or 75% from the prior period. Revenues from sales-type leases, net, decreased $1,434,119 or 80% to $367,099 for the three months ended June 30, 2015, from $1,801,218 for the three months ended June 30, 2014. Revenues from amortization of unearned income related to sales-type leases decreased by $333,875 or 61% to $209,438 for the three months ended June 30, 2015, from $543,313 for the three months ended June 30, 2014. The decrease in revenues from sales-type leases, net, was principally due to the lower availability of internally-generated and borrowed funds to acquire new leases during the three months ended June 30, 2015 compared to the prior period. The lower funds availability resulted from lack of availability of new loan financing from our lenders and from a declining flow of lease payments as older leases pay off. The decrease in revenues from amortization of unearned income related to sales-type leases was principally due to having fewer outstanding leases.

Cost of revenues decreased $406,461 or 22% to $1,453,966 for the three months ended June 30, 2015, as compared to $1,860,427 for the three months ended June 30, 2014. Cost of revenues decreased as a result of fewer purchases of vehicles for new leases partially offset by additional costs associated with the early terminations of leases.

Gross profit decreased $1,361,533 to a gross loss of $877,429 for the three months ended June 30, 2015 compared to a gross profit of $484,104 for the three months ended June 30, 2014. The 281% decrease in gross profit was due to the 75% decrease in total revenues and the lower percentage decrease in cost of revenues.

Gross profit as a percentage of revenue decreased from positive 21% for the three months ended June 30, 2014, to negative 152% for the three months ended June 30, 2015.

General and administrative expenses were $753,417 and $601,196, for the three months ended June 30, 2015 and June 30, 2014, respectively, constituting an increase of $152,221 or 25% from the prior period. The increase in general and administrative expenses was mainly associated with higher consulting and legal and accounting fees associated with efforts to obtain new financing for the three months ended June 30, 2015 versus the prior period.

Total other expense was $364,824 and $2,728,947, for the three months ended June 30, 2015 and June 30, 2014, respectively, a decrease of $2,364,123 or 87% from the prior period, which included a decrease in derivative losses of $2,448,639, or 99% to $17,861 for the three months ended June 30, 2015, compared to $2,466,500 for the three months ended June 30, 2014, a decrease in interest expense of $52,953 or 20% to $209,494 for the three months ended June 30, 2015, compared to $262,447 for the three months ended June 30, 2014, an increase in interest expense amortization of $176,603 or 100% to $176,603 for the three months ended June 30, 2015, compared to $0 for the three months ended June 30, 2014, and an increase of $39,134 in other income to $39,134 for the three months ended June 30, 2015, compared to $0 for the three months ended June 30, 2014. The decrease in interest expense was due to lower outstanding principal balances on our credit facilities during the period, partially offset by higher interest rates on such facilities. The improvement in derivative loss was due to a one-time non-cash expense in 2014 related to the mark-to-market of the liability associated with the warrants issued in connection with the MNH debt discussed above.

The Company had a net loss for the three months ended June 30, 2015 of $1,995,670 compared to a net loss of $2,846,039 for the three months ended June 30, 2014. This improvement of $850,369 or 30% in net loss was almost entirely due to the effect of the derivative losses in the prior period, partially offset by lower revenues, higher cost of goods, higher general and administrative expense, and lower interest expense in the current period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

For the six months ended June 30, 2015, total revenues were $2,254,475, compared to total revenues of $4,256,374, for the six months ended June 30, 2014, a decrease in total revenues of $2,001,899 or 47% from the prior period. Revenues from sales-type leases, net decreased $1,885,100 or 55% to $1,534,510 for the six months ended June 30, 2015, from $3,419,610 for the six months ended June 30, 2014. Revenues from amortization of unearned income related to sales-type leases decreased $116,799 or 14% to $719,965 for the six months ended June 30, 2015, from $836,764 for the six months ended June 30, 2014. The decrease in revenues from sales-type leases, net, was principally due to the lower availability of internally-generated and borrowed funds during the six months ended June 30, 2015 compared to the prior period. The lower availability of funds to enter into new sales-type leases is due to lower availability of new funding on our credit facilities with senior lenders and lower cash flow from collection of lease payments during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The decrease in revenues from amortization of unearned income related to sales-type leases was principally due to fewer outstanding leases due to higher than normal early lease terminations during the period.

Cost of revenues decreased $165,960 or 5% to $2,952,156 for the six months ended June 30, 2015, as compared to $3,118,116 for the six months ended June 30, 2014. Cost of revenues decreased primarily as a result of lower costs associated with early lease terminations.

Gross profit decreased $1,835,939 to a gross loss of $697,681 for the six months ended June 30, 2015 compared to gross profit of $1,138,258 for the six months ended June 30, 2014. The 161% decrease in gross profit was due to the 47% decrease in total revenues offset by the 5% decrease in total cost of revenues.

Gross profit as a percentage of revenue decreased from positive 27% for the six months ended June 30, 2014, to negative 31% for the six months ended June 30, 2015.

General and administrative expenses were $1,496,655 and $1,073,053, for the six months ended June 30, 2015 and June 30, 2014, respectively, constituting an increase of $423,602 or 39% from the prior period. The increase in general and administrative expenses was mainly associated with higher one-time legal, accounting, and consulting expenses associated with attempting to secure new financing.

Total other expense was $680,566 and $2,992,090, for the six months ended June 30, 2015 and June 30, 2014, respectively, a decrease of $2,311,524 or 77% from the prior period, which included a decrease in loss on derivatives of $2,396,218 to $70,282 for the six months ended June 30, 2015, compared to $2,466,500 for the six months ended June 30, 2014, an increase in interest expense amortization of $287,951 or 100% for the six months ended June 30, 2015, compared to $0 for the six months ended June 30, 2014, a decrease of $144,376 or 27% in interest expense to $381,214 for the six months ended June 30, 2015, compared to $525,590 for the six months ended June 30, 2014, and net other income of $58,881 for the six months ended June 30, 2015 compared no other income or expense for the six months ended June 30, 2014. The decrease in interest expense for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was due to lower overall loan balances on senior debt. The $287,951 interest expense amortization was in connection with amounts of the debt discount associated with the KBM convertible note and deferred financing costs associated with the TCA Advisory Fee Shares during the period. The decrease in loss on derivatives is a non-cash expense related to the mark-to-market of the liability associated with the warrants issued in connection with the MNH debt discussed above.

The Company had a net loss for the six months ended June 30, 2015 of $2,874,902 compared to a net loss of $2,926,885 for the six months ended June 30, 2014. This decrease of $51,983 in net loss was almost entirely due to the decrease in loss on derivatives from the prior period, offset by lower revenues, higher cost of goods sold, higher general and administrative expense, and lower interest expense in the current period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $12,450,599 as of June 30, 2015, which included cash and cash equivalents of $65,893, investment in sales-type leases, net, of $11,677,834, vehicle inventory of $476,366, net property and equipment of $400, and other assets of $230,106.

We had total liabilities as of June 30, 2015 of $13,338,454, which included $733,693 of accounts payable and accrued liabilities, $8,277,850 of amounts due under our credit facilities with senior lenders and third parties (described in greater detail above under “Moody Bank Credit Facility”, “MNH Loan Agreement”, “Third Party Promissory Notes”, and “Recent Events” – “Senior Secured Credit Facility”), $2,149,632 of derivative liability, and $2,177,279 of notes payable to related parties, discussed below.

We generated $110,000 in cash from operating activities for the six months ended June 30, 2015, which was due to proceeds from collections and reductions of net investment in sales-type leases of $2,742,445, a decrease in inventory of $349,342, and non-cash charges for the period that included loss on derivative of $70,282, and imputed interest of $18,915, all of which contributed positively to the cash provided by operating activities, offset by net loss of $2,874,902, a decrease in accounts payable and accrued expenses of $360,738, a decrease in other assets of $2,068, and a non-cash change in bad debt recovery of $125,364.

Our cash balance was not affected by investing activities for the six months ended June 30, 2015 and June 30, 2014.

We had $161,400 of net cash used in financing activities for the six months ended June 30, 2015, which was due to $1,442,002 of payments on credit facilities, offset by $1,000,000 of net proceeds from new borrowings on credit facilities and a net $280,602 of new debt from related parties.

The Company’s credit facilities and third party notes are described in greater detail above under “Moody Bank Credit Facility”, “MNH Loan Agreement”, “Third Party Promissory Notes”, and “Recent Events” – “Senior Secured Credit Facility”.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of June 30, 2015 and December 31, 2014 were $2,177,279 and $1,896,677, respectively, of which $1,937,279 and $1,656,677, respectively, are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. During the period ended June 30, 2015, net borrowings of $280,602 were made between the shareholders and the Company. Interest expense of $18,915 and $25,839 was recorded as contributed capital for the six months ended June 30, 2015 and 2014, respectively.

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

The Company’s Amended Note with MNH comes due on November 19, 2015, and the Company does not have sufficient funding to repay such debt, nor may funding be available on favorable terms if at all.  If the Company is unable to raise sufficient funds to repay the note (and other amounts which may be due to MNH including $1.9 million which may be due in connection with a put associated with the outstanding warrant held by MNH), MNH could seek to enforce their security interests over our assets and we could be forced to curtail our operations or seek bankruptcy protection, which could result in the value of our securities becoming worthless.

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

These control deficiencies were not resolved by June 30, 2015. The Company continues to work with an experienced third party accounting firm in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

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

The Approximately $6.6 Million Owed Under the Terms of the Amended Note and Credit Agreement Is Due on November 19, 2015.

The Amended Note is payable in eighteen (18) consecutive monthly installments of principal in the amount of $258,333, commencing on May 12, 2014, with a balloon payment equal to the remaining amount of the note due on November 19, 2015 (the terms of which are described in greater detail above under “ Part I” “Item 2. Management’s Discussion and Analysis or Plan of Operations” – “Corporate History” – “MNH Loan Agreement”). The Company does not have sufficient funding to repay such debt, and funding may not be available on favorable terms if at all to satisfy such debt.  If the Company is unable to raise sufficient funds to repay the Amended Note (and other amounts which may be due to MNH including $1.99 million which may be due in connection with a put associated with the outstanding warrant held by MNH, as described below), MNH could seek to enforce their security interests over our assets and we could be forced to curtail our operations or seek bankruptcy protection, which could result in the value of our securities becoming worthless.

The Outstanding Warrants Held by MNH and Its Assignee Include a Put Right, Which if Exercised Could Require Us to Pay $1.9 Million.

The outstanding warrants to purchase 19.9 million shares of our common stock at an exercise price of $0.05 per share which are held by MNH and its assignee (the “Warrants”) contain various restrictive covenants and other requirements. Additionally, the shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to a put option (the “Put”) pursuant to which the Company is required to purchase any or all of the Warrant Shares, at the option of the holder, for a total of $1.99 million ($0.10 per Warrant Share), pro-rated for any portion thereof (the “Put Price”) at any time and after the earliest of (1) the date of prepayment in full of the Amended Loan; (2) the date of MNH’s acceleration of the amount due under the Amended Note upon an event of default, (3) November 19, 2015, or (4) the date that a Fundamental Transaction (as defined in the Warrants) occurs, including a change in control, certain mergers and similar transactions (as described in greater detail in the Warrants). We may not have sufficient funds available to pay the Put Price if the holders exercise their Put rights. In the event we do not have available funds to pay the Put Price and cannot raise funds, MNH can declare an event of default and take action to enforce their security interest over our assets. Such inability to pay the Put Price or our inability to issue shares below the applicable exercise price of the Warrants, as well as other restrictions in the Warrants, could have a material adverse effect on our liquidity, results of operations and could force us to curtail or abandon our operations, causing any investment in the Company to become worthless.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In November 2014, the Company issued 400,000 shares of its restricted common stock to an employee in consideration for a $20,000 bonus.  In November 2014, the Company also mistakenly issued an additional 400,000 shares of restricted common stock to the same employee, which shares were cancelled in April 2015.

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

DATED: August 19, 2015
By: /s/ Jerry Parish
Jerry Parish
Chief Executive Officer,
Secretary and President
(Principal Executive Officer) By: /s/ Todd Bartlett Todd Bartlett Chief Financial Officer (Principal Financial/Accounting Officer)

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

10.34(12)	Promissory Note ($1,000,000) between The Mint Leasing North, Inc., as borrower, and TCA Global Credit Master Fund, LP, as lender (February 6, 2015)
10.35(12)	Security Agreement by The Mint Leasing North, Inc., as debtor, in favor of TCA Global Credit Master Fund, LP, as secured party (February 6, 2015)
10.36(12)	Guaranty Agreement by VJ Holding Company, L.L.C., as guarantor, in favor of TCA Global Credit Master Fund, LP (February 6, 2015)
10.37(12)	Guaranty Agreement by Jerry Parish, as guarantor, in favor of TCA Global Credit Master Fund, LP (February 6, 2015)
10.38(13)	Mutual Rescission and Release Agreement dated March 20, 2015, by and between The Mint Leasing, Inc., Investment Capital Fund Group, LLC Series 20, and Sunset Brands, Inc.
16.1(13)	Letter dated March 24, 2015 From M&K CPAS, PLLC

31.1*	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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