Form 10-Q
period 2015-09-30
MINT LEASING INC
filed 2015-11-23
CIK 1124127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 23, 2015, there were 90,612,802 shares of the registrant’s common stock, $0.001 par value per share outstanding (which number includes 2,100,000 shares which the Registrant is in the process of cancelling).

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE MINT LEASING, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014

ASSETS
Cash and cash equivalents	$148,121	$117,293
Investment in sales-type leases, net of allowance of $219,085 and $344,499, respectively	10,439,151	14,294,915
Vehicle inventory	346,875	825,708
Property and equipment, net	400	400
Other asset	147,577	8,778
TOTAL ASSETS	$11,082,124	$15,247,094

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Accounts payable and accrued liabilities	$634,889	$1,094,431
Derivative liability	2,029,796	2,079,350
Short-term credit facilities	7,887,437	8,561,352
Notes payable to related parties	2,485,350	1,896,677
Convertible note payable, net of discount ($0 and $111,348 at September 30, 2015 and December 31, 2014, respectively)	-	47,152
Put liability	295,652	-
TOTAL LIABILITIES	13,333,124	13,678,962

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 20,000,000 shares authorized at $0.001 par value;
Series A, 185,000 shares designated at $0.001 par value, 0 shares issued and outstanding	-	-
Series B, 2,000,000 shares designated at $0.001 par value, 2,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014	2,000	2,000
Common stock, 480,000,000 shares authorized at $0.001 par value, 88,512,802 and 86,773,672 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	88,512	86,773
Additional paid in capital	10,555,628	10,163,777
Retained earnings	(12,897,140)	(8,684,418)
Total Stockholders' Equity (Deficit)	(2,251,000)	1,568,132

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,082,124	$15,247,094

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ending September 30, 2015	Three Months Ending September 30, 2014	Nine Months Ending September 30, 2015	Nine Months Ending September 30, 2014
		(As Restated)		(As Restated)
REVENUES
Sales-type leases, net	$425,550	$1,215,488	$1,960,060	$4,635,098
Amortization of unearned income related to sales-type leases	323,710	196,313	1,043,674	1,033,077
TOTAL REVENUES	749,260	1,411,801	3,003,734	5,668,175

COST OF REVENUES	1,110,100	1,902,586	4,114,886	5,020,702

GROSS PROFIT (LOSS)	(360,840)	(490,785)	(1,111,152)	647,473

GENERAL AND ADMINISTRATIVE EXPENSE	479,180	857,552	1,923,206	1,930,605

LOSS FROM OPERATIONS	(840,020)	(1,348,337)	(3,034,358)	(1,283,132)

OTHER INCOME (EXPENSE)
Interest expense	(297,316)	(300,295)	(678,529)	(825,885)
Interest – debt discount	(84,405)	(47,152)	(372,356)	(47,152)
Gain (loss) on derivatives	(141,034)	(800,000)	(211,316)	(3,266,500)
Other income (expense)	24,956	103,151	83,837	103,151
Total Other Income (Expense)	(497,799)	(1,044,296)	(1,178,364)	(4,036,386)

INCOME (LOSS) BEFORE INCOME TAXES	(1,337,819)	(2,392,633)	(4,212,722)	(5,319,518)

PROVISION (BENEFIT) FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(1,337,819)	$(2,392,633)	$(4,212,722)	$(5,319,518)

Net Loss Per Share - Basic	$(0.02)	$(0.03)	$(0.05)	$(0.06)
Net Loss Per Share - Diluted	$(0.02)	$(0.03)	$(0.05)	$(0.06)

Weighted average shares outstanding - Basic	88,512,802	85,654,416	88,277,096	83,644,201
Weighted average shares outstanding - Diluted	88,512,802	85,654,416	88,277,096	83,644,201

“See accompanying notes to the unaudited consolidated financial statements.”

THE MINT LEASING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,212,722)	$(5,319,518)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	-	5,031
Bad debt expense (recovery)	(125,414)	321,310
Stock based compensation	-	177,183
Loss on equity modification	-	169,781
Imputed interest on related party notes	28,372	39,659
Debt Discount Amortization	111,348	47,152
(Gain) Loss on derivative	211,316	3,266,500
Deferred Financing Costs	260,981	-
Change in operating assets and liabilities:
Net investment in sales-type leases	3,981,178	3,266,648
Inventory	478,833	(468,937)
Other Assets	220	(2,459)
Accounts payable and accrued expenses	(459,542)	(628,444)
Net Cash provided by operating activities	274,570	873,906

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Notes Payable – Third Party	1,000,000	228,500
Payments on Notes Payable	(1,787,415)	(1,830,121)
Borrowings on loans from related parties	1,267,083	594,000
Payment on loans from related parties	(723,410)	(82,121)
Net Cash (used) by financing activities	(243,742)	(1,089,742)
INCREASE (DECREASE) IN CASH and CASH EQUIVALENTS	30,828	(215,836)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	117,293	322,795
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$148,121	$106,959

CASH PAID FOR:
Interest	$576,392	$712,461
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for deferred financing costs	$400,000	-
Put liability	$295,652
Discount due to Beneficial Conversion Feature	$-	$158,500

“See accompanying notes to the unaudited consolidated financial statements.”

The Mint Leasing, Inc.
Notes to Consolidated Financial Statements
September 30, 2015
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. The Company's 10-K for the year ended December 31, 2014, filed on April 15, 2015, should be read in conjunction with this report.

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

C. Revenue recognition

The Company’s customers typically finance vehicles over periods ranging from three to nine years. These financing agreements are classified as either operating or sales type leases as prescribed by the Financial Accounting Standards Board (“FASB”). Revenues representing the capitalized costs of the vehicles are recognized as income upon inception of the leases. The portion of revenues representing the difference between the gross investment in the lease (the sum of the minimum lease payments and the guaranteed residual value) and the sum of the present value of the two components is recorded as unearned income and amortized over the lease term. For the nine months ended September 30, 2015 and 2014, amortization of unearned income totaled $1,043,674 and $1,033,077 respectively.

Taxes assessed by governmental authorities that are directly imposed on revenue-producing transactions between the Company and its customers (which may include, but are not limited to, sales, use, value added and some excise taxes) are excluded from revenues.

Lessees are responsible for all taxes, insurance and maintenance costs.

D. Cost of Revenues

Cost of Revenues comprises the vehicle acquisition costs for the vehicles to be leased to the Company’s customers, the costs associated with servicing the leasing portfolio and the excess of the Company’s recorded basis in leases when the related cars are reacquired (through early termination, repossessions and trade-in’s). Vehicles that are reacquired are typically either re-leased or sold at auction, with the related proceeds recorded in revenue. Total cost of sales was $4,114,886 and $5,020,702 for the nine months ending September 30, 2015 and 2014, respectively.

E. Cash and Cash Equivalents

Investments in highly liquid securities with original maturities of 90 days or less are included in cash and cash equivalents in the accompanying balance sheets. At September 30, 2015 and December 31, 2014, the Company had cash of $148,121 and $117,293, respectively. The Company had no cash equivalents at September 30, 2015 and December 31, 2014.

At September 30, 2015 and December 31, 2014, the Company had no deposits that exceeded FDIC insurance coverage limits.

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

L. Advertising

Advertising costs are charged to operations when incurred. Advertising costs for the nine months ended September 30, 2015 and 2014 totaled $25,452 and $46,253, respectively.

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

We adopted the provisions of the FASB’s guidance related to accounting for uncertainty as to income tax positions on January 1, 2008. As of September 30, 2015 and December 31, 2014, we had no liabilities included on the consolidated balance sheets associated with uncertain tax positions. Due to uncertainty regarding the timing of future cash flows associated with income tax liabilities, a reasonable estimate of the period of cash settlement is not determinable.

N. Net Income (Loss) Per Common Share Data

Basic net income (loss) per common share, or earnings per share ("EPS"), is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by adjusting outstanding shares, assuming any dilutive effects of options and common stock warrants calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock results in a greater dilutive effect from outstanding options, restricted stock awards and common stock warrants. At September 30, 2015 and 2014, there was no difference between basic and diluted earnings (loss) per share.

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

P. Effect of New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that requires a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period to be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 3 –NET INVESTMENT IN SALES-TYPE LEASES

The Company’s leasing operations consist principally of leasing vehicles under sales-type leases expiring in various years to 2020. Following is a summary of the components of the Company’s net investment in sales-type leases at September 30, 2015 and December 31, 2014:

	As of	As of
	September 30, 2015	December 31, 2014

Total Minimum Lease Payments to be Received	$7,671,867	$10,615,579
Residual Values	5,267,036	7,278,086
Lease Carrying Value	12,938,903	17,893,665
Less: Allowance for Uncollectible Amounts	(219,085)	(344,499)
Less: Unearned Income	(2,280,667)	(3,254,251)
Net Investment in Sales-Type Leases	$10,439,151	$14,294,915

NOTE 4 – EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Cost and accumulated depreciation of equipment and leasehold improvements as of September 30, 2015 and December 31, 2014 was as follows:
	September 30, 2015	December 31, 2014
Leasehold Improvements	$5,980	$5,980
Furniture and Fixtures	97,981	97,981
Computer and Office Equipment	182,139	182,139
Total	286,100	286,100
Less: Accumulated Depreciation	(285,700)	(285,700)
Net Property and Equipment	$400	$400

Depreciation expense charged to operations was $0 and $5,031 for the nine months ended September 30, 2015 and 2014, respectively.

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

At September 30, 2015, the MNH Note had an outstanding balance of $6,456,569. Additionally, at September 30, 2015, we were not in compliance with the covenants required by the Amended Note.

As described below in Note 15, subsequent to September 30, 2015, we received notice from MNH of the occurrence of certain events of default under the Loan Agreement and Amended Note, and as of the date of this filing such agreements are currently still in default.

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

The Company evaluated the KBM Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability. The beneficial conversion feature discount resulting from the conversion price of $0.061 being below the market price on July 9, 2014 of $0.27 provided a value of $158,500. During the nine months ended September 30, 2015, $111,348 of the debt discount was amortized. As of September 30, 2015, there is no remaining debt discount outstanding.

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

Mint North also agreed to pay TCA various fees at the Closing and during the term of the Credit Agreement, including $400,000 for advisory services (the “Advisory Fee”), a transaction advisory fee in the amount of 4% of the initial Promissory Note ($40,000, which was paid at Closing) and a transaction advisory fee in the amount of 2% of any additional Promissory Note (due upon issuance of any additional Promissory Note), $7,500 in due diligence fees, $18,000 in document review and legal fees, certain other UCC search, documentation tax fees and other search fees, and other fees that may be requested by TCA from time to time pursuant to terms of the Credit Agreement. In connection with and as consideration for the Advisory Fee, the Company issued 1,739,130 shares of restricted common stock (valued at the lowest weighted average price per share of the Company’s common stock on the five trading days immediately prior to the execution date of the Credit Agreement) to TCA, which number of shares is adjustable from time to time (as described below), such that the total shares issued to and sold by TCA will provide TCA an aggregate of $400,000 in value (the “Advisory Fee Shares”). The number of Advisory Fee Shares are adjustable from time to time at such times as TCA has provided the Company an accounting of sales showing that it has not realized $400,000 in value from the sale of such Advisory Fee Shares. In the event TCA sells Advisory Fee Shares and generates $400,000 in value, then any additional Advisory Fee Shares (or additional shares issued in connection with an adjustment) are to be returned by TCA for cancellation. The Company also has the right at any time to redeem the then outstanding Advisory Fee Shares (and any additional shares issued to TCA in connection with an adjustment), for an amount equal to the Advisory Fee less any value previously received by TCA in connection with sales of the Advisory Fee Shares. TCA has the right to require the Company to redeem the Advisory Fee Shares (or that number that then remain outstanding, together with any shares issuable as an adjustment as described above) on the earlier to occur of (a) the maturity date of the Promissory Note; and (b) upon the occurrence of an event of default under the Credit Agreement, or at any time thereafter, and require the Company to pay TCA cash in an amount equal to the total amount of the Advisory Fee less any cash proceeds received by TCA from the prior sale of Advisory Fee Shares. As of September 30, 2015, the Company has recorded a put liability of $295,652.

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

At September 30, 2015, the TCA Promissory Note had an outstanding balance of $673,868. Additionally, at September 30, 2015, we were not in compliance with the covenants required by the Credit Agreement.

As described below in Note 15, subsequent to September 30, 2015, we received notice from MNH of the occurrence of certain events of default under the Loan Agreement and Amended Note, and as a result, pursuant to the cross default terms of the Credit Agreement, the Credit Agreement is also in default.

Third Party Promissory Notes

On March 26, 2011, the Company entered into a Promissory Note with Pamela Kimmel in the amount of $142,000. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2015 and December 31, 2014 was $142,000. The note matures on December 6, 2015.

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez, a third party (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and matured on June 30, 2015. The Promissory Note was renewed and the maturity date extended to June 30, 2016. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2015 and December 31, 2014 was $100,000.

On May 26, 2014, the Company entered into another Promissory Note with Pablo J. Olivarez in the amount of $70,000, which accrues interest at the rate of 12% per annum payable monthly, and was due and payable on June 15, 2015. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2015 and December 31, 2014 was $70,000.

On June 5, 2015, the two notes above were combined into a $170,000 promissory note, which accrues interest at the rate of 12% per annum, and is due and payable on June 5, 2016.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party, in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note is secured by the personal guaranty of Jerry Parish. At maturity, the Promissory Note was increased to $320,000 and the maturity extended to May 15, 2015. The outstanding balance at September 30, 2015 and December 31, 2014 was $320,000.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in May 2013. The Promissory Note is secured by the personal guaranty of Jerry Parish. At maturity, the note was renewed and reduced to $150,000 and the maturity extended to May 15, 2015. The outstanding balance at September 30, 2015 was $125,000 and at December 31, 2014 was $150,000.

The following table summarizes the credit facilities and promissory notes discussed above for the periods ended September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Credit facility - Moody Bank	$-	$123,350
Credit facility – MNH Holdings	6,456,569	7,611,002
Convertible Note Payable - KBM	-	158,500
Credit facility - TCA Global	673,868	-
Debt discount	-	(111,348)
Promissory Notes	757,000	827,000
Total notes payable and credit facilities	$7,887,437	$8,608,504

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

Estimated fair values, carrying values and various methods and assumptions used in valuing our financial instruments are set forth below:

September 30, 2015:
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment in sales-type leases (a)	$-	$-	$10,439,151	$-
Derivatives (recurring)	$-	$-	$2,029,796	$49,554

December 31, 2014:
				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Investment in sales-type leases (a)	$-	$-	$14,294,915	$-
Derivatives (recurring)	$-	$-	$2,079,350	$(145,850)

(a)
The fair value of finance receivables is estimated by discounting future cash flows expected to be collected using current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. This valuation is a type 3 indicator.

NOTE 7 -RELATED PARTY TRANSACTIONS

The Company leases office space from a partnership, which is owned by the Company’s two majority shareholders at the rate of $15,000 per month. Rent expense under the lease amounted to $120,000 and $135,000 for the nine month periods ended September 30, 2015 and 2014, respectively.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of September 30, 2015 and December 31, 2014 were $2,485,350 and $1,896,677, respectively, of which $2,245,350 and $1,656,677, respectively, are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. Interest expense of $28,372, and $39,659 was recorded as contributed capital for the nine months ended September 30, 2015 and 2014, respectively.

On July 18, 2014, Jerry Parish, our sole officer and director and majority shareholder, loaned the Company $240,000 which accrues interest at the rate of 10% per annum, is due and payable (along with accrued interest) on July 18, 2015, and is evidenced by a Promissory Note.

NOTE 8– DERIVATIVE LIABILITIES

As discussed in Note 5 under Credit Facilities, the Company granted warrants to purchase 20,000,000 shares of its common stock at a future date, which have a term of 7 years and an exercise price of $0.05 per share. The warrants granted to Raven Asset-Based Opportunity Fund I L.P. and MNH Management LLC were valued as of the issuance dates and revalued at December 31, 2014 and September 30, 2015.

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

The Warrants include a dilutive reset feature (no resets have occurred from issuance to September 30, 2015) and Put right provisions and were therefore treated as a derivative liability as of issuance and each quarterly period thereafter.

The fair values of the Company’s derivative liabilities are estimated at the issuance date and are revalued at each subsequent reporting date using a Monte Carlo simulation discussed below. At November 19, 2013, the Company recorded current derivative liabilities of $1,883,109. The net change in fair value of the derivative liabilities for the nine months ended September 30, 2015 resulted in a gain of $49,554, which was reported as other income/(expense) in the consolidated statements of operations. At September 30, 2015, the derivative liabilities were valued at $2,029,796.

The following table presents details of the Company’s derivative liabilities as of September 30, 2015 and December 31, 2014:

Total
Balance December 31, 2014	$2,079,350
Change in fair market value of derivative liabilities	(49,554)
Balance September 30, 2015	$2,029,796

Key inputs and assumptions used in valuing the Company’s derivative liabilities are as follows:

For issuances of warrants:

-	Stock prices on all measurement dates were based on the fair market value
-	The probability of future financing was estimated at 100%
-	Computed volatility of 176%
-	Risk free rate of 1.65%
-	Expected term of 5.89

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

NOTE 10 – ONGOING RELATIONSHIPS WITH FINANCIAL INSTITUTIONS AND GOING CONCERN

Management has had a long standing relationship with the financial institutions that are currently providing its credit facilities; however, as described in Note 15 below, our senior debt facilities are currently in default. The Company has not paid the amounts owed to date and does not have sufficient available cash to make such payments. In the event the Company is unable to agree to terms of a forbearance agreement with such creditors, the Company may be forced to seek bankruptcy protection and/or the lenders may enforce their securities interest, foreclose on the Company’s assets and take control and ownership of substantially all of the Company’s assets in order to satisfy amounts owed.  In the event the Company is able to come to a forbearance understanding, the Company plans to liquidate its portfolio of leases and automobiles in an effort to repay creditors and/or enter into an agreement with a strategic partner, which may involve the refinance of debt, as well as continuing investigating opportunities to support its long-term growth initiatives; however, without access to additional capital in the form of debt or equity, the Company’s ability to add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio, after paying its debt servicing costs, if any and the Company’s ability to generate new revenues or reduce net loss will be limited. Additionally, on November 20, 2015, Raven provided us notice of their exercise of the Put associated with their Warrant (see Note 5 for a description of the Put).  Pursuant to the notice, Raven is demanding $1,614,000 ($0.10 per Warrant Share x 16,140,000 Warrant Shares outstanding) on November 30, 2015, which funds we do not currently have and which funds may not be available on favorable terms, if at all.  Accordingly, the financial statements do not include any adjustments related to the recoverability of assets and classification of liabilities should the Company not be able to continue to continue as a going concern.  These factors raise substantial doubt regarding our ability to continue as a going concern.  See Notes 5 and 15 for further details.

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

The following table discloses the recorded investment in financing receivables by credit quality indicator as at September 30, 2015 (in thousands):

Net
Investment
in Leases
Current	$6,331
Performing	1,721
Poor	2,387
Total	$10,439

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

The Company’s aged financing receivables as of September 30, 2015 are as follows (in thousands):

					Related			Recorded
				Billed	Unbilled	Total		Investment
		31-90	91+	Financing	Recorded	Recorded	Related	Net of
	Current	Days	Days	Receivables	Investment	Investment	Allowances	Allowances
Net investment in leases	$6,331	$4,059	$268	$10,658	$-	$10,658	$(219)	$10,439

Activity in our reserves for credit losses for the nine months ended September 30, 2015 is as follows (in thousands):

Investment in sales-type leases
Balance December 31, 2014	$344
Provision for bad debts	(125)
Recoveries	-
Write-offs and other	-
Balance September 30, 2015	$219

Our reserve for credit losses and minimum lease payments associated with our investment in sales- type lease balances disaggregated on the basis of our impairment method were as follows as of September 30, 2015 (in thousands):

Investment in sales-type leases
Reserve for credit losses:
Ending balance: collectively evaluated for impairment	$4,059
Ending balance: individually evaluated for impairment	268
Ending balance	$4,327

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

The tax liabilities incurred will be offset by the tax loss carry forward. The Company does not have any material uncertain income tax positions. As a result, the net deferred tax asset generated by the loss carry forward has a 100% valuation allowance. The cumulative net operating loss carry forward is approximately $10,595,000 and $6,411,000 at September 30, 2015 and December 31, 2014, respectively, and will expire in the years 2021 through 2031.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

We have a total of 20,000,000 shares of preferred stock (the “Preferred Stock”) authorized. The rights and privileges of the Preferred Stock are detailed as follows:

Series A Convertible Preferred Stock

As of September 30, 2015 and December 31, 2014, we had 185,000 shares of Series A Convertible Preferred Stock designated and 0 shares issued and outstanding.

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

Series B Convertible Preferred Stock

As of September 30, 2015 and December 31, 2014, we had 2,000,000 shares of Series B Convertible Preferred Stock designated, authorized, issued and outstanding. The Series B Convertible Preferred Stock is non-redeemable and the dividend is non-cumulative.

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

Options & Warrants

A summary of activity under the Employee Stock Plans for the periods ended September 30, 2015 and December 31, 2014 is presented below:
	Options	Weighted Average Exercise Price
Outstanding/exercisable – December 31, 2014	2,000,000	$0.10
Granted	-	-
Exercised	-	-
Forfeited or Expired	-	-
Distributed	-	-
Outstanding/exercisable – September 30, 2015	2,000,000	$0.10

The following table summarizes information about outstanding warrants at September 30, 2015 and December 31, 2014:

	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price
December 31, 2014	19,900,000	5.86	$0.05
September 30, 2015	19,900,000	5.14	$0.05

NOTE 14 – RESTATEMENT

In connection with the Mutual Rescission and Release Agreement (the “Rescission Agreement”) entered on March 20, 2015 and effective as of December 31, 2014 (the “Effective Date”), we, Investment Capital Fund Group, LLC Series 20, a Delaware limited liability company, organized as a Delaware series Business Unit ("ICFG") and the sole shareholder of ICFG, Sunset Brands, Inc., a Nevada corporation ("Sunset"), and Sunset, rescinded completely the Exchange Agreement that the parties previously entered into and closed effective September 23, 2014.

As a result of the Rescission Agreement, the accounting effects of the Exchange Agreement previously recorded during the quarter ended September 30, 2014 were reversed and the financial statements included herein reflect the impact of those reversals.

NOTE 15 – SUBSEQUENT EVENTS

We were notified on October 19, 2015, by Raven Asset-Based Opportunity Fund I LP (“Raven”), the successor to MNH, that we were in default of certain provisions of the Loan Agreement and Amended Loan. Specifically, Raven alleged that we were in default because of (a) our failure to timely make certain monthly payments under the note owed to Raven, (b) our failure to repay certain required overadvances due under the note, (c) our creation of indebtedness to third parties without the approval of Raven, and (d) other alleged defaults. At the same time, Raven declared a total amount of approximately $7.0 million immediately due and payable under the note (representing principal, interest, default interest and late charges).  We have not paid Raven the amounts owed to date and do not have sufficient available cash available to make such payments. Notwithstanding the above, Raven has not yet taken any action to enforce their security interests which they hold over substantially all of our assets (notwithstanding their option to do that at any time), and we and Raven are currently in discussions regarding the entry into a forbearance agreement. In the event we are unable to agree to terms of a forbearance agreement with Raven, we may be forced to seek bankruptcy protection and/or Raven may enforce its securities interest, foreclose on our assets and take control and ownership of substantially all of our assets in order to satisfy amounts owed to Raven, any of which could result in the value of our securities becoming worthless and/or us ceasing operations.

On November 20, 2015, Raven provided us notice of their exercise of the Put associated with their Warrant (see Note 5 for a description of the Put).  Pursuant to the notice, Raven is demanding $1,614,000 ($0.10 per Warrant Share x 16,140,000 Warrant Shares outstanding) on November 30, 2015, which funds we do not currently have and which funds may not be available on favorable terms, if at all.

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
•
our ability to repay approximately $7.0 million alleged due to our senior lender which amount is currently in default and additional amounts owed to TCA (as defined below) which, pursuant to the terms of such funding, are also in default;

•	dilution upon exercise of warrants held by our senior lender and a put right associated therewith in the amount of $1.99 million, and our ability to satisfy such put right;
•	observance of covenants as required by our debt facilities;
•	the loss of key personnel or failure to attract, integrate and retain additional personnel;
•	our ability to execute on our business plan;
•	rights and privileges associated with our preferred stock;
•	the fact that our CEO has majority control over our voting stock;
•	fluctuations in our quarterly and annual results of operations;
•	economic downturns in the United States;
•	the fact that a significant part of the Company’s consumer base are high risk for defaults and delinquencies;
•	write-offs for losses and defaults;
•	costs associated with being a public company;
•	the limited market for the Company’s common stock;
•	the fact that we only have one officer and director;
•	reductions in working capital as a result of our obligations to pay our debt facilities;
•	security interests provided to secure the repayment of our debt;
•	the volatile market for our common stock;
•	risks associated with our common stock being a “penny stock”;
•	material weaknesses in our internal controls over financial reporting;
•	the level of competition in our industry and our ability to compete; and
•	other risk factors included under “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K.

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

Moody Bank Credit Facility

Effective August 3, 2009, the Company entered into a secured $10,000,000 revolving credit agreement (the “Revolver”) with Moody National Bank (“Moody” and “Moody Bank”) to finance the purchase of vehicles for lease. The interest rate on the Revolver is the prime rate plus 1% with a floor of 6%. The Revolver is secured by purchased vehicles, the related receivables associated with leased vehicles, and the personal guaranties of Jerry Parish and Victor Garcia (the Company’s majority shareholders).  The Revolver was originally due on December 31, 2009, but was extended several times through February 1, 2015, provided that we repaid the Revolver in full (all $127,030 then owed) in connection with our entry into a Senior Secured Credit Facility with TCA (as described below under “Senior Secured Credit Facility”) in February 2015. As such, we do not owe Moody any funds as of the date of this report.

Raven Loan Agreement

On November 19, 2013, we, Mint Texas and The Mint Leasing South, Inc. (“Mint South”), our wholly-owned subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with MNH Management, LLC, provided that the loan was later assigned to Raven Asset-Based Opportunity Fund I LP (“Raven”), pursuant to which, among other things, our outstanding obligations to Comerica Bank (“Comerica”) were acquired by Raven, and the terms of such debt were amended and revised in the form of a new Amended and Restated Secured Term Loan Note (the “Amended Note”). As part of the acquisition of the debt by Raven, Comerica dismissed its lawsuit against us. In connection with the Loan Agreement and the transactions contemplated therein, we paid Raven a fee of $418,500 (4.5% of the Amended Note) at closing and agreed to pay Raven a collateral monitoring fee of 1/12th of one percent of the balance of the Amended Note per month during the term of the Amended Note, as well as certain other expenses described in greater detail in the Amended Note.

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

Pursuant to the Amended Note we are required to repay immediately, any amount of the note that exceeds the lesser of (a) the sum of (A) sixty percent (60%) of then-current receivables under eligible leases provided as collateral for the note, plus (B) sixty percent (60%) of the residual value at lease-end of the underlying motor vehicles then leased under eligible leases, plus (C) sixty percent (60%) of the National Automobile Dealers Association (NADA) loan value (the “NADA Loan Value”) of all motor vehicles which we own that are not under leases, which we have not leased within 120 days and which Raven has a first priority lien in connection with (not to exceed $850,000)(“Eligible Owned Vehicles”); and (b) the sum of (A) seventy percent (70%) of the then-current NADA Loan Value for the underlying motor vehicles on the eligible leases, plus (B) sixty percent (60%) of the NADA Loan Value of Eligible Owned Vehicles (not to exceed $850,000)(collectively, the “Borrowing Base”). Raven agreed to a temporary increase in the Borrowing Base for ninety days following the closing to enable the Company to satisfy certain of its outstanding liabilities and repay certain other of its debts. Additionally, we are required to pay any funds received upon the sale of any motor vehicles to Raven as a prepayment of the Amended Note.

The Company granted Raven and its assignee warrants to purchase up to an aggregate of 20 million shares of the Company’s common stock (of which warrants to purchase 19.9 million shares of Company common stock remain outstanding) which have a term of seven years and an exercise price of $0.05 per share as additional consideration for entering into the Loan Agreement and pursuant to a Securities Issuance Agreement, which grants were evidenced by Common Stock Purchase Warrants (the “Warrants”). The Warrants include cashless exercise rights. The holders agreed pursuant to the terms of the Warrants, to restrict their ability to exercise the Warrants and receive shares of common stock such that the number of shares of common stock held by each of them in the aggregate and their affiliates after such exercise will not exceed 4.99% of the then issued and outstanding shares of our common stock, provided that such limitation may be waived (provided that at no time shall shares of common stock equal to more than 9.99% of our outstanding shares of common stock (when aggregating such shares with other shares beneficially owned by such holder) be issuable to either holder) with 61 days prior written notice. The exercise price of the Warrants is subject to anti-dilution protection in the event the Company issues or is deemed to issue any shares for a price per share of less than the then applicable exercise price of the Warrants, subject to certain limited exceptions including securities (i) issued in a bona fide public offering pursuant to a firm commitment underwriting, (ii) issued in connection with an acquisition of a business or technology, including the financing thereof, that is approved by the Company’s Board of Directors, (iii) issued pursuant to a transaction with a vendor, including equipment lease providers, if such transaction is approved by the Company’s Board of Directors; (iv) issued upon exercise of the Company’s convertible securities that are outstanding as of the date of the Warrants (other than the Series B Preferred Stock), or (v) granted to the Company’s officers, directors, consultants (in a manner consistent with past practice) and employees as approved by the Company’s Board of Directors under a plan or plans adopted by the Company’s Board of Directors that are in effect as of the date of the Warrants. The shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to a put option (the “Put”) pursuant to which the Company is required to purchase any or all of the Warrant Shares, at the option of the holder, for a total of $1.99 million ($0.10 per Warrant Share), pro-rated for any portion thereof (the “Put Price”) at any time after the earliest of (1) the date of prepayment in full of the Amended Loan; (2) the date of Raven’s acceleration of the amount due under the Amended Note upon an event of default (which as described below occurred on October 19, 2015), (3) November 19, 2015, or (4) the date that a Fundamental Transaction (as defined in the Warrants) occurs, including a change in control, certain mergers and similar transactions (as described in greater detail in the Warrants). The Warrants were recorded as a derivative liability in the amount of $1,883,109, with the offset to the gain on extinguishment, in accordance with U.S. generally accepted accounting principles (“GAAP”).

Raven agreed not to engage in “short sales” of the issued and outstanding common stock of the Company while the Warrants are outstanding.

With the extinguishment of the Comerica credit facility, we recognized a one-time gain of $6,708,385 during the period ending December 31, 2013, which represented the difference between the removal of the Comerica credit facility of $18,135,374 and the addition of the Raven credit facility of $9,300,000, warrant derivatives issued of $1,883,109 and attorney’s fees of $243,880.

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

At December 31, 2014, the Raven Note had an outstanding balance of $7,611,002. At September 30, 2015, the Raven Note had an outstanding balance of $6,456,569.

We were notified on October 19, 2015, by Raven that we were in default of certain provisions of the Loan Agreement and Amended Loan. Specifically, Raven alleged that we were in default because of (a) our failure to timely make certain monthly payments under the note owed to Raven, (b) our failure to repay certain required overadvances due under the note, (c) our creation of indebtedness to third parties without the approval of Raven, and (d) other alleged defaults. At the same time, Raven declared a total amount of approximately $7.0 million immediately due and payable under the note (representing principal, interest, default interest and late charges).

We have not paid Raven the amounts owed to date and do not have sufficient available cash available to make such payments. Notwithstanding the above, Raven has not yet taken any action to enforce their security interests which they hold over substantially all of our assets (notwithstanding their option to do that at any time), and we and Raven are currently in discussions regarding the entry into a forbearance agreement. In the event we are unable to agree to terms of a forbearance agreement with Raven, we may be forced to seek bankruptcy protection and/or Raven may enforce its securities interest, foreclose on our assets and take control and ownership of substantially all of our assets in order to satisfy amounts owed to Raven, any of which could result in the value of our securities becoming worthless and/or us ceasing operations.

On November 20, 2015, Raven provided us notice of their exercise of the Put associated with their Warrant.  Pursuant to the notice, Raven is demanding $1,614,000 ($0.10 per Warrant Share x 16,140,000 Warrant Shares outstanding) on November 30, 2015, which funds we do not currently have and which funds may not be available on favorable terms, if at all.

Third Party Promissory Notes

On March 26, 2011, the Company entered into a Promissory Note with Pamela Kimmel in the amount of $142,000. The Promissory Note accrues interest at the rate of 12% per annum payable monthly. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at September 30, 2015 and December 31, 2014 was $142,000. The note matures on December 6, 2015.

On November 28, 2011, the Company entered into a Promissory Note with Pablo J. Olivarez, a third party (the husband of one of our employees) in the amount of $100,000, which accrues interest at the rate of 12% per annum payable monthly, and matured on June 30, 2015. The Promissory Note was renewed and the maturity date extended to June 30, 2016. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2014 was $100,000.

On May 26, 2014, the Company entered into another Promissory Note with Pablo J. Olivarez in the amount of $70,000, which accrues interest at the rate of 12% per annum payable monthly, and was due and payable on June 15, 2015. The Promissory Note is secured by the personal guaranty of Jerry Parish. The outstanding balance at December 31, 2014 was $70,000.

On June 5, 2015, the two notes above were combined into a $170,000 promissory note, which accrues interest at the rate of 12% per annum, and is due and payable on June 5, 2016. The outstanding balance at September 30, 2015 was $170,000.

In March 2012, the Company entered into a Promissory Note with Sambrand Interests, LLC, a third party, in the amount of $220,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in March 2013. The Promissory Note is secured by the personal guaranty of Jerry Parish. At maturity, the Promissory Note was increased to $320,000 and the maturity extended to May 15, 2015. The outstanding balance at September 30, 2015 and December 31, 2014 was $320,000.

In May 2012, the Company entered into another Promissory Note with Sambrand Interests, LLC in the amount of $250,000, which accrues interest at the rate of 12% per annum payable monthly, and was due in May 2013. The Promissory Note is secured by the personal guaranty of Jerry Parish. At maturity, the note was renewed and reduced to $150,000 and the maturity extended to May 15, 2015. The outstanding balance at September 30, 2015 was $125,000 and at December 31, 2014 was $150,000.

The following table summarizes the credit facilities and promissory notes discussed above for the periods ended September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Credit facility - Moody Bank	$-	$123,350
Credit facility – MNH Holdings	6,456,569	7,611,002
Convertible Note Payable - KBM	-	158,500
Credit facility - TCA Global	673,868	-
Debt discount	-	(111,348)
Promissory Notes	757,000	827,000
Total notes payable and credit facilities	$7,887,437	$8,608,504

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

Mint North also agreed to pay TCA various fees at the Closing and during the term of the Credit Agreement, including $400,000 for advisory services (the “Advisory Fee”), a transaction advisory fee in the amount of 4% of the initial Promissory Note ($40,000, which was paid at Closing) and a transaction advisory fee in the amount of 2% of any additional Promissory Note (due upon issuance of any additional Promissory Note), $7,500 in due diligence fees, $18,000 in document review and legal fees, certain other UCC search, documentation tax fees and other search fees, and other fees that may be requested by TCA from time to time pursuant to terms of the Credit Agreement.  In connection with and as consideration for the Advisory Fee, the Company issued 1,739,130 shares of restricted common stock (valued at the lowest weighted average price per share of the Company’s common stock on the five trading days immediately prior to the execution date of the Credit Agreement) to TCA, which number of shares is adjustable from time to time (as described below), such that the total shares issued to and sold by TCA will provide TCA an aggregate of $400,000 in value (the “Advisory Fee Shares”). The number of Advisory Fee Shares are adjustable from time to time at such times as TCA has provided the Company an accounting of sales showing that it has not realized $400,000 in value from the sale of such Advisory Fee Shares. In the event TCA sells Advisory Fee Shares and generates $400,000 in value, then any additional Advisory Fee Shares (or additional shares issued in connection with an adjustment) are to be returned by TCA for cancellation. The Company also has the right at any time to redeem the then outstanding Advisory Fee Shares (and any additional shares issued to TCA in connection with an adjustment), for an amount equal to the Advisory Fee less any value previously received by TCA in connection with sales of the Advisory Fee Shares. TCA has the right to require the Company to redeem the Advisory Fee Shares (or that number that then remain outstanding, together with any shares issuable as an adjustment as described above) on the earlier to occur of (a) the maturity date of the Promissory Note; and (b) upon the occurrence of an event of default under the Credit Agreement, or at any time thereafter, and require the Company to pay TCA cash in an amount equal to the total amount of the Advisory Fee less any cash proceeds received by TCA from the prior sale of Advisory Fee Shares. As of September 30, 2015, the Company has recorded a put liability of $295,652.

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

Mint North is also required to take various post-Closing actions including (a) having Raven release its pledge of the outstanding securities of Mint North, so such securities can instead by pledged to TCA within fifteen days of Closing, or to otherwise provide for Mr. Parish’s wife to personally guaranty (along with Mr. Parish) the amounts owed to TCA; (b) obtaining an appraisal of the property covered by the VJ Holding deed of trust; and (c) obtaining a title policy under the deed of trust, none of which have occurred to date.

At September 30, 2015, the TCA Promissory Note had an outstanding balance of $673,868. Additionally, at September 30, 2015, we were not in compliance with the covenants required by the Credit Agreement.

PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

As described above, we are currently in default of certain provisions of the Loan Agreement and Amended Loan and Raven declared a total amount of approximately $7.0 million immediately due and payable thereunder (representing principal, interest, default interest and late charges).  We have not paid Raven the amounts owed to date and do not have sufficient available cash available to make such payments. Notwithstanding the above, Raven has not yet taken any action to enforce their security interests which they hold over substantially all of our assets (notwithstanding their option to do that at any time), and we and Raven are currently in discussions regarding the entry into a forbearance agreement. In the event we are unable to agree to terms of a forbearance agreement with Raven, we may be forced to seek bankruptcy protection and/or Raven may enforce its securities interest, foreclose on our assets and take control and ownership of substantially all of our assets in order to satisfy amounts owed to Raven, any of which could result in the value of our securities becoming worthless and/or us ceasing operations.

In the event we are able to come to a forbearance understanding with Raven, we plan to liquidate our portfolio of leases and automobiles in an effort to repay Raven and/or enter into an agreement with a strategic partner, which may involve the refinance of the Raven debt, as well as continuing investigating opportunities to support our long-term growth initiatives; however, without access to additional capital in the form of debt or equity, the Company’s ability to add new leases to its current portfolio will be limited to the excess cash generated by its current lease portfolio, after paying its debt servicing costs, if any and the Company’s ability to generate new revenues or reduce net loss will be limited.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

For the three months ended September 30, 2015, total revenues were $749,260 compared to $1,411,801 for the three months ended September 30, 2014, a decrease in total revenues of $662,541 or 47% from the prior period. Revenues from sales-type leases, net, decreased $789,938 or 65% to $425,550 for the three months ended September 30, 2015, from $1,215,488 for the three months ended September 30, 2014. Revenues from amortization of unearned income related to sales-type leases increased by $127,397 or 65% to $323,710 for the three months ended September 30, 2015, from $196,313 for the three months ended September 30, 2014. The decrease in revenues from sales-type leases, net, was principally due to the lower availability of internally-generated and borrowed funds to acquire new leases during the three months ended September 30, 2015 compared to the prior period. The lower funds availability resulted from lack of availability of new loan financing from our lenders and from a declining flow of lease payments as older leases are paid off. The increase in revenues from amortization of unearned income related to sales-type leases was principally due to the difference in the terms of the remaining outstanding leases.

Cost of revenues decreased $792,486 or 42% to $1,110,100 for the three months ended September 30, 2015, as compared to $1,902,586 for the three months ended September 30, 2014. Cost of revenues decreased as a result of fewer new leases created during the period and the corresponding decrease in purchases of vehicles, partially offset by additional costs associated with the early termination of leases.

Gross loss improved by $129,945 to a gross loss of $360,840 for the three months ended September 30, 2015 compared to a gross loss of $490,785 for the three months ended September 30, 2014. The 26% decrease in gross loss was due to the relative differences in total revenues versus cost of revenues in the two periods as discussed above.

Gross loss as a percentage of revenue declined from negative 35% for the three months ended September 30, 2014, to negative 48% for the three months ended September 30, 2015.

General and administrative expenses were $479,180 and $857,552, for the three months ended September 30, 2015 and September 30, 2014, respectively, constituting a decrease of $378,372 or 44% from the prior period. The decrease in general and administrative expenses was mainly associated with lower taxes paid on leased vehicles and the reclassification of certain expenses for the three months ended September 30, 2015 versus the prior period.

Total other expense was $497,799 and $1,044,296, for the three months ended September 30, 2015 and September 30, 2014, respectively, a decrease of $546,497 or 52% from the prior period, which included a decrease in derivative losses of $658,966, or 82% to derivative loss of $141,034 for the three months ended September 30, 2015, compared to derivative loss of $800,000 for the three months ended September 30, 2014, a decrease in interest expense of $2,979 or 1% to $297,316 for the three months ended September 30, 2015, compared to $300,295 for the three months ended September 30, 2014, an increase in interest – debt discount expense of $37,253 or 79% to $84,405 for the three months ended September 30, 2015, compared to $47,152 for the three months ended September 30, 2014, partially offset by a decrease of $78,195 or 76% in other income to $24,956 for the three months ended September 30, 2015, compared to $103,151 for the three months ended September 30, 2014. The decrease in interest expense was due to lower outstanding principal balances on our credit facilities during the period, partially offset by higher interest rates on such facilities. The improvement in derivative loss was due to a one-time non-cash expense in 2014 related to the mark-to-market of the liability associated with the warrants issued in connection with the Raven debt discussed above.

The Company had a net loss for the three months ended September 30, 2015 of $1,337,819 compared to a net loss of $2,392,633 for the three months ended September 30, 2014. This improvement of $1,054,814 or 44% in net loss was largely due to the effect of the derivative losses in the prior period, lower cost of goods, lower general and administrative expense, and lower interest expense partially offset by lower revenues and lower other income, in the current period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

For the nine months ended September 30, 2015, total revenues were $3,003,734, compared to total revenues of $5,668,175, for the nine months ended September 30, 2014, a decrease in total revenues of $2,664,441 or 47% from the prior period. Revenues from sales-type leases, net decreased $2,675,038 or 58% to $1,960,060 for the nine months ended September 30, 2015, from $4,635,098 for the nine months ended September 30, 2014. Revenues from amortization of unearned income related to sales-type leases increased $10,597 or 1% to $1,043,674 for the nine months ended September 30, 2015, from $1,033,077 for the nine months ended September 30, 2014. The decrease in revenues from sales-type leases, net, was principally due to the lower availability of internally-generated and borrowed funds during the nine months ended September 30, 2015 compared to the prior period. The lower availability of funds to enter into new sales-type leases is due to lower availability of new funding on our credit facilities with senior lenders and lower cash flow from collection of lease payments during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase in revenues from amortization of unearned income related to sales-type leases was principally due to the terms of the remaining outstanding leases in the current period.

Cost of revenues decreased $905,816 or 18% to $4,114,886 for the nine months ended September 30, 2015, as compared to $5,020,702 for the nine months ended September 30, 2014. Cost of revenues decreased primarily as a result of fewer vehicle purchases for new leases and lower costs associated with early lease terminations.

Gross profit decreased $1,758,625 to a gross loss of $1,111,152 for the nine months ended September 30, 2015 compared to gross profit of $647,473 for the nine months ended September 30, 2014. The 272% decrease in gross profit was due to the 47% decrease in total revenues partially offset by the 18% decrease in total cost of revenues.

Gross profit as a percentage of revenue decreased from a positive 11% for the nine months ended September 30, 2014, to a negative 37% for the nine months ended September 30, 2015.

General and administrative expenses were $1,923,206 and $1,930,605, for the nine months ended September 30, 2015 and September 30, 2014, respectively, constituting a decrease of $7,399 from the prior period. The decrease in general and administrative expenses was mainly associated with lower one-time legal, accounting, and consulting expenses associated with attempting to secure new financing in the prior period.

Total other expense was $1,178,364 and $4,036,386, for the nine months ended September 30, 2015 and September 30, 2014, respectively, a decrease of $2,858,022 or 71% from the prior period, which included a decrease in loss on derivatives of $3,055,184 to derivative loss of $211,316 for the nine months ended September 30, 2015, compared to derivative loss of $3,266,500 for the nine months ended September 30, 2014, an increase in interest – debt discount expense of $325,204 or 690% to $372,356 for the nine months ended September 30, 2015, compared to $47,152 for the nine months ended September 30, 2014, a decrease of $147,356 or 18% in interest expense to $678,529 for the nine months ended September 30, 2015, compared to $825,885 for the nine months ended September 30, 2014, and net other income of $83,837 for the nine months ended September 30, 2015 compared $103,151 for the nine months ended September 30, 2014, a decrease of $19,314 or 19% . The decrease in interest expense for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was due to lower overall loan balances on senior debt. The interest – debt discount expense was in connection with amounts of the debt discount associated with the convertible note sold by the Company during the period, which has since been repaid, and deferred financing costs associated with the TCA Advisory Fee Shares during the period. The decrease in loss on derivatives is a non-cash expense related to the mark-to-market of the liability associated with the warrants issued in connection with the Raven debt discussed above.

The Company had a net loss for the nine months ended September 30, 2015 of $4,212,722 compared to a net loss of $5,319,518 for the nine months ended September 30, 2014. This decrease of $1,106,796 in net loss was almost entirely due to the decrease in loss on derivatives from the prior period, and by lower cost of goods sold, lower general and administrative expense, offset by lower revenues, and higher interest expense in the current period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $11,082,124 as of September 30, 2015, which included cash and cash equivalents of $148,121, investment in sales-type leases, net, of $10,439,151, vehicle inventory of $346,875, net property and equipment of $400, and other assets of $147,577.

We had total liabilities as of September 30, 2015 of $13,333,124, which included $634,889 of accounts payable and accrued liabilities, $7,887,437 of amounts due under our credit facilities with senior lenders and third parties (described in greater detail above under “Moody Bank Credit Facility”, “Raven Loan Agreement”, “Third Party Promissory Notes”, and “Senior Secured Credit Facility”), $2,029,796 of derivative liability, $295,652 of put liability related to the TCA Advisory Fee Shares, and $2,485,350 of notes payable to related parties, discussed below.

We generated $274,570 in cash from operating activities for the nine months ended September 30, 2015, which was due to proceeds from collections and reductions of net investment in sales-type leases of $3,981,178, a decrease in inventory of $478,833, and non-cash charges for the period that included a loss on derivative of $211,316, debt discount amortization of $111,348, deferred financing costs of $260,981 and imputed interest of $28,372, all of which contributed positively to the cash provided by operating activities, offset by net loss of $4,212,722, a decrease in accounts payable and accrued expenses of $459,542, and a non-cash change in bad debt recovery of $125,414.

Our cash balance was not affected by investing activities for the nine months ended September 30, 2015 and September 30, 2014.

We had $243,742 of net cash used in financing activities for the nine months ended September 30, 2015, which was due to $1,787,415 of payments on credit facilities, offset by $1,000,000 of net proceeds from new borrowings on credit facilities and a net increase of $543,673 of new debt from related parties.

The Company’s credit facilities and third party notes are described in greater detail above under “Moody Bank Credit Facility”, “Raven Loan Agreement”, “Third Party Promissory Notes”, and “Senior Secured Credit Facility”.

The Company has notes payable to Jerry Parish, Victor Garcia, and a partnership which is owned by the Company’s two majority shareholders (Mr. Parish and Mr. Garcia) through its wholly-owned subsidiary, Mint Texas. The amounts outstanding as of September 30, 2015 and December 31, 2014 were $2,485,350 and $1,896,677, respectively, of which $2,245,350 and $1,656,677, respectively, are non-interest bearing and due upon demand. The Company imputed interest on these notes payable at a rate of 8.75% per year. During the nine months ended September 30, 2015, net borrowings of $543,673 were made between the shareholders and the Company. Interest expense of $28,372 and $39,659 was recorded as contributed capital for the nine months ended September 30, 2015 and 2014, respectively.

As described above, we are currently in default of certain provisions of the Loan Agreement and Amended Loan and Raven declared a total amount of approximately $7.0 million immediately due and payable thereunder (representing principal, interest, default interest and late charges).  We have not paid Raven the amounts owed to date and do not have sufficient available cash available to make such payments. Notwithstanding the above, Raven has not yet taken any action to enforce their security interests which they hold over substantially all of our assets (notwithstanding their option to do that at any time), and we and Raven are currently in discussions regarding the entry into a forbearance agreement. In the event we are unable to agree to terms of a forbearance agreement with Raven, we may be forced to seek bankruptcy protection and/or Raven may enforce its securities interest, foreclose on our assets and take control and ownership of substantially all of our assets in order to satisfy amounts owed to Raven, any of which could result in the value of our securities becoming worthless and/or us ceasing operations.

On November 20, 2015, Raven provided us notice of their exercise of the Put associated with their Warrant.  Pursuant to the notice, Raven is demanding $1,614,000 ($0.10 per Warrant Share x 16,140,000 Warrant Shares outstanding) on November 30, 2015, which funds we do not currently have and which funds may not be available on favorable terms, if at all.

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

These control deficiencies were not resolved by September 30, 2015. The Company continues to work with an experienced third party accounting firm in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

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

The Amended Note is Currently In Default and $7 Million Is Currently Due and Unpaid.

As described above, we are currently in default of certain provisions of the Loan Agreement and Amended Loan and Raven declared a total amount of approximately $7.0 million immediately due and payable thereunder (representing principal, interest, default interest and late charges).

We have not paid Raven the amounts owed to date and do not have sufficient available cash available to make such payments. Notwithstanding the above, Raven has not yet taken any action to enforce their security interests which they hold over substantially all of our assets (notwithstanding their option to do that at any time), and we and Raven are currently in discussions regarding the entry into a forbearance agreement. In the event we are unable to agree to terms of a forbearance agreement with Raven, we may be forced to seek bankruptcy protection and/or Raven may enforce its securities interest, foreclose on our assets and take control and ownership of substantially all of our assets in order to satisfy amounts owed to Raven, any of which could result in the value of our securities becoming worthless and/or us ceasing operations.

The TCA Promissory Note Contains Cross Default Provisions and Is Currently in Default as a Result of Our Default Under the Amended Note.

The TCA Promissory Note includes a cross default provision, whereby in the event we default in the payment of principal, interest or any other sum for any other obligation beyond any period of grace provided with respect thereto, the effect of which default is to cause or permit the holder of such obligation (or the other party to such other agreement) to cause such obligation or agreement to become due prior to its stated maturity, it constitutes an event of default under the TCA Promissory Note.  As such, the default notice provided by Raven as discussed above constituted an event of default under the TCA Promissory Note, provided that TCA has not given us any formal notice of default to date, nor have they provided us any notice of the acceleration of the repayment of the TCA Promissory Note or any obligations owed thereunder.  We do not currently have sufficient available cash available to pay the amounts owed to TCA if they were to accelerate such debt. In the event TCA accelerates their debt, we may be forced to seek bankruptcy protection and/or TCA may enforce its securities interest or foreclose on the assets which secure the TCA debt, any of which could result in the value of our securities becoming worthless and/or us ceasing operations.

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

We do not currently have any commitments of additional capital from third parties (except pursuant to the terms of the TCA Credit Agreement, which requires us to meet certain ratios of debt to assets before we can borrow funding under such agreement) or from our sole officer and director or majority shareholders. As such, additional financing may not be available on favorable terms, if at all. If we choose to raise additional capital through the sale of debt or equity securities, such sales may cause substantial dilution to our existing shareholders. Our Raven and TCA debt facilities are currently in default as discussed above and if we are not able to obtain new credit facilities or to raise the capital necessary to repay such facilities and our outstanding notes payable, on favorable terms, if at all, we may be forced to abandon or curtail our business plan, which may cause any investment in the Company to become worthless. If we are unable to continue our operations and/or repay our outstanding liabilities, we may be forced to file for bankruptcy protection, may be forced to cease our filings with the Securities and Exchange Commission, and the value of our securities may decline in value or become worthless.

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

The Credit Agreement is currently in default and as such TCA may enforce their security interests over our assets which secure the repayment of the obligations owed to TCA. As a result, in the event TCA enforces its security interests, we could be forced to curtail or abandon our current business plans and operations or seek bankruptcy protection. If that were to happen, the Company’s securities could become worthless.

The Outstanding Warrants Held by Raven and Its Assignee Include a Put Right, in the Amount of $1.9 Million, Including $1.6 Million Due on November 30, 2015.

The outstanding warrants to purchase 19.9 million shares of our common stock at an exercise price of $0.05 per share which are held by Raven and its assignee (the “Warrants”) contain various restrictive covenants and other requirements. Additionally, the shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”) are subject to a put option (the “Put”) pursuant to which the Company is required to purchase any or all of the Warrant Shares, at the option of the holder, for a total of $1.99 million ($0.10 per Warrant Share), pro-rated for any portion thereof (the “Put Price”) at any time and after the earliest of (1) the date of prepayment in full of the Amended Loan; (2) the date of Raven’s acceleration of the amount due under the Amended Note upon an event of default (which occurred on October 19, 2015), (3) November 19, 2015, or (4) the date that a Fundamental Transaction (as defined in the Warrants) occurs, including a change in control, certain mergers and similar transactions (as described in greater detail in the Warrants).  In the event we do not have available funds to pay the Put Price and cannot raise funds, Raven can declare an event of default and take action to enforce their security interest over our assets. Such inability to pay the Put Price or our inability to issue shares below the applicable exercise price of the Warrants, as well as other restrictions in the Warrants, could have a material adverse effect on our liquidity, results of operations and could force us to curtail or abandon our operations, causing any investment in the Company to become worthless.

On November 20, 2015, Raven provided us notice of their exercise of the Put associated with their Warrant.  Pursuant to the notice, Raven is demanding $1,614,000 ($0.10 per Warrant Share x 16,140,000 Warrant Shares outstanding) on November 30, 2015, which funds we do not currently have and which funds may not be available on favorable terms, if at all.

The Shares Issued to TCA Are Required to Net TCA Certain Minimum Amounts Upon the Sale Thereof or We Are Required to Issue Additional Shares to TCA and/or Pay TCA the Difference. The Shares Also Have Redemption Rights.

In connection with and as consideration for a $400,000 Advisory Fee due to TCA, the Company issued 1,739,130 shares of restricted common stock (valued at the lowest weighted average price per share of the Company’s common stock on the five trading days immediately prior to the execution date of the Credit Agreement) to TCA, which number of shares is adjustable from time to time (as described below), such that the total shares issued to and sold by TCA will provide TCA an aggregate of $400,000 in value (the “Advisory Fee Shares”). The number of Advisory Fee Shares are adjustable from time to time at such times as TCA has provided the Company an accounting of sales showing that it has not realized $400,000 in value from the sale of such Advisory Fee Shares. In the event TCA sells Advisory Fee Shares and generates $400,000 in value, then any additional Advisory Fee Shares (or additional shares issued in connection with an adjustment) are to be returned by TCA for cancellation. The Company also has the right at any time to redeem the then outstanding Advisory Fee Shares (and any additional shares issued to TCA in connection with an adjustment), for an amount equal to the Advisory Fee less any value previously received by TCA in connection with sales of the Advisory Fee Shares. TCA has the right to require the Company to redeem the Advisory Fee Shares (or that number that then remain outstanding, together with any shares issuable as an adjustment as described above) on the earlier to occur of (a) the maturity date of the Promissory Note; and (b) upon the occurrence of an event of default under the Credit Agreement (which as described above, was triggered in connection with the default of the Raven Amended Note), or at any time thereafter, and require the Company to pay TCA cash in an amount equal to the total amount of the Advisory Fee less any cash proceeds received by TCA from the prior sale of Advisory Fee Shares. The issuance of additional shares of common stock to TCA may cause substantial dilution to existing shareholders. The payment of amounts to TCA upon redemption of the Advisory Fee Shares or in the event the sales by TCA do not net $400,000 could substantially reduce our available cash on hand, force us to raise additional funds, or cause a default under the Credit Agreement in the event we are unable to pay such amounts. The sale of the Advisory Fee Shares by TCA could cause the value of our common stock to decline in value. In addition, the Advisory Fee Shares may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the Company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price.

Our Consolidated Financial Statements, Including Our Liabilities and Consolidated Statements of Operations Are Subject to Changes in Our Derivative Accounting of the Warrant Shares.

The value of the liabilities and derivative expenses relating to the warrants issued to Raven Management, LLC in our consolidated financial statements are subject to the changes in the trading value of our securities. As a result, our consolidated financial statements may fluctuate, based on factors, such as the trading value of our common stock on the OTCQB market. Consequently, our liabilities and expenses may vary period to period, based on factors other than the Company’s revenues and expenses.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

We were notified on October 19, 2015, by Raven Asset-Based Opportunity Fund I LP (“Raven”), the successor to MNH, that we were in default of certain provisions of the Loan Agreement and Amended Loan. Specifically, Raven alleged that we were in default because of (a) our failure to timely make certain monthly payments under the note owed to Raven, (b) our failure to repay certain required overadvances due under the note, (c) our creation of indebtedness to third parties without the approval of Raven, and (d) other alleged defaults. At the same time, Raven declared a total amount of approximately $7.0 million immediately due and payable under the note (representing principal, interest, default interest and late charges).

We have not paid Raven the amounts owed to date and do not have sufficient available cash available to make such payments. Notwithstanding the above, Raven has not yet taken any action to enforce their security interests which they hold over substantially all of our assets (notwithstanding their option to do that at any time), and we and Raven are currently in discussions regarding the entry into a forbearance agreement. In the event we are unable to agree to terms of a forbearance agreement with Raven, we may be forced to seek bankruptcy protection and/or Raven may enforce its securities interest, foreclose on our assets and take control and ownership of substantially all of our assets in order to satisfy amounts owed to Raven, any of which could result in the value of our securities becoming worthless and/or us ceasing operations.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

See the information disclosed above under "Item 3 - Defaults Upon Senior Securities", which information is incorporated in this "Item 5 - Other Information" by reference.

On November 20, 2015, Raven provided us notice of their exercise of the Put associated with their Warrant.  Pursuant to the notice, Raven is demanding $1,614,000 ($0.10 per Warrant Share x 16,140,000 Warrant Shares outstanding) on November 30, 2015, which funds we do not currently have and which funds may not be available on favorable terms, if at all.

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

DATED: November 23, 2015
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